Form 10-Q
period 2000-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2000-11-14
CIK 1113226

FORM 10Q-SB
                   General Form for Registration of Securities
                            of Small Business Issuers

                          Under Section 12(b) or (g) of
                       the Securities Exchange Act of 1934

                 Wintech Digital Systems Technology Corporation
              (Exact name of Registrant as specified in its charter

 NEVADA                         0-30553                 88-0325524
(State or other jurisdiction    (Commission             (I.R.S. Employee
 of incorporation)              File Number)            Identification No.)

                             Room 510, DSP Building,
                              17 Zhongguancun Road
                             Beijing, China, 100080
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: (0118610)62547647

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class Outstanding as of September 30, 2000

             $0.001 Par Value 12,690,484 Class A Common Stock Shares









                                        1

                                TABLE OF CONTENTS

PART 1

ITEM 1.   FINANCIAL STATEMENTS                                               3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          7

ITEM 3.   EVENTS SUBSEQUENT TO THE FIRST QUARTER                             7

ITEM 4.   RESULTS OF OPERATIONS                                              7


PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   8

**        SIGNATURES                                                         8

INDEX  TO  EXHIBITS                                                          8






                                        2
                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

     The accompanying  unaudited  financial  statements,  set forth herein under
Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.



                 Wintech Digital Systems Technology Corporation
              Index To Unaudited Consolidated Financial Statements




PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

Except as otherwise required by the context,  refernces in this quarterly report
to  "we,"  "our"  and  "us"  refer  to  Wintech   Digital   Systems   Technology
Corporation(the "Company").

On our unaudited interim financial statements including a balance sheet as of the interim period up to September 30, 2000, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet are attached hereto as Pages F-1 through F-3 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual audit for the fiscal year ended June 30, 2000.





*                                                             Pages

Consolidated  Balance  Sheet                                  F-1

Consolidated  Statement  of  Operations                       F-2

Consolidated  Statement  of  Cash  Flows                      F-3



                                        3

                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                           Consolidated balance Sheet
                September 30, 2000 (Unaudited) and June 30, 2000


                                                                                      As of Sept. 30, 2000     As of June 30, 2000
                                                                                      --------------------    ---------------------
                                                                                      --------------------    ---------------------

                                                                                               (Unaudited)           (Audited)
                                                                                     ---------------------   --------------------

                                            ASSETS
    ........................................................................................
Current Assets

                 Cash & Cash Equivalents ...................................................   $   502,542    $   462,489

                  Accounts Receivable Net of Provision .....................................       245,967        179,237

                  Other Receivables ........................................................        29,037         24,757

                   Inventory ...............................................................       232,480        210,109

                   Prepaid Expenses ........................................................        25,441          5,134

                   Amounts Due from Investors ..............................................       184,782        184,771
                                                                                               -----------    -----------
                                                                                               -----------    -----------

                                      Total Current Assets .................................     1,220,249      1,066,497


 Property & Equipment

                   Property & Equipment ....................................................        70,317         64,158

                     Accumulated Depreciation ..............................................       (23,989)       (20,982)
--------------------------------------------------------------------------------------------   -----------    -----------
--------------------------------------------------------------------------------------------   -----------    -----------

                          Total Property & Equipment .......................................        46,238         43,176



 Other Assets

                   Goodwill ................................................................        11,712         11,712
                                                                                               -----------    -----------
                                                                                               -----------    -----------

                          Total Other Assets ...............................................        11,712         11,712
                                                                                               -----------    -----------
                                                                                               -----------    -----------

                          Total Assets .....................................................   $ 1,728,289    $ 1,121,385
                                                                                               ===========    ===========

                                L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
   Accounts Payable ........................................................................                            $
                                                                                               $    61,388          7,342
   Accrued Expenses
                                                                                                    80,972        247,985
   Other Taxes Payable
                                                                                                   168,356        143,597
   Note Payable- Line of Credit
                                                                                                   199,742         21,744
   Income Taxes Payable
                                                                                                    39,771         29,561
                                                                                                              -----------

   Total Current Liabilities
                                                                                                   550,229        450,229


   Total Liabilities
                                                                                                   550,229        450,229
                                                                                                              -----------


Stockholders' Equity
   Common Stock, 200,000,000 Shares Authorized
                                                                                                    12,690         12,690
   Par Value of $.001;
   12,690,484 & 12,690,484 Shares Issued and
   Outstanding Respectively (Retroactively Restated)
   Paid in Capital
                                                                                                   604,047        604,011
  Retained Earnings(Deficit)
                                                                                                   105,189         48,321
  Stated Reserves
                                                                                                     6,134          6,134

                                                                                                              -----------
   Net Stockholders' Equity ................................................................       728,060
                                                                                                                  671,156
                                                                                                              -----------

   Total Liabilities and Stockholders' Equity ..............................................   $ 1,278,289    $ 1,121,385
                                                                                                              ===========


                                       F-1



                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                Consolidated Statement of Operations (Unaudited)

                                        -----------------------------------
                                              For the Three Months Ended
                                                     September30,
                                        -----------------------------------
                                                2000            1999
                                        ----------- -----------------------

    .................................

Revenues:
  Sales of Products and Services ....   $    224,056    $       --
  Other Sales and Revenues ..........           --              --
                                        ------------    ------------

    Total Revenues ..................        224,056            --
                                        ------------    ------------

Cost of Revenues:
  Cost of Products and Services .....         82,019            --
                                        ------------    ------------

    Gross Profit ....................        142,037            --

Expenses
  Selling, General and Administrative           --
    Expenses ........................         84,371          13,539
                                                        ------------

                                                        ------------
    Total Expenses ..................         84,371          13,539
                                        ------------    ------------

Income (Loss) from Operations .......         57,666         (13,539)

Other Income(Expenses)
  Interest(Expense) .................           --              --
  Interest Income ...................          1,706            --
  Other Income(Expense) .............          7,704            --
                                        ------------    ------------

    Total Other Income(Expenses) ....          9,410            --
                                        ------------    ------------

  Income Before Taxes ...............         67,076         (13,539)

  Provisions for Income Tax .........        (10,208)           --
                                        ------------    ------------

    Net Income ......................   $     56,868    $    (13,539)
                                        ============    ============
                                                        ============


  Basic Earnings Per Share ..........   $      0.004    $     (0.001)

  Diluted Earnings Per Share ........   $      0.004    $     (0.001)

Weighted Average Shares Outstanding .     12,690,484      12,690,484
  Retroactively Restated

                                       F-2

                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                 Consolidated Statement of Cashflows (Unaudited)

                                                            ----------------------
                                                            For the Three Months Ended
                                                                   September 30
                                                            ----------------------
                                                                2000       1999
                                                            ----------------------
    ..........................................................
Cash Flows from Operating Activities
       Net Income ............................................   $          $
                                                                   56,868   (13,539)

      Adjustments to Reconcile Net Income (Loss) to
          Net Cash Provided by Operating Activities;
               Depreciation
                                                                    3,007      --
      Change in Operating Assets  & Liabilities
           (Increase) Decrease in Accounts Receivable
                                                                  (66,730)     --
           (Increase) Decrease in Prepaid Expenses
                                                                  (20,307)     --
           (Increase) Decrease in Advances to Suppliers
                                                                 --------   -------
           (Increase) Decrease in Inventory
                                                                  (22,371)     --
           (Increase) Decrease in Other Receivable
                                                                   (4,291)     --
           (Decrease) Increase in Accounts Payable
                                                                   54,082      --
           (Decrease) Increase in Income Taxes Payable
                                                                   10,210      --
           (Decrease) Increase in Other Taxes Payable
                                                                   24,759      --
           (Decrease) Increase in Accrued Expenses
                                                                 (167,013)     --

                                                                 --------   -------
              Net Cash Provided (Used) in Operating Activities   $          $
                                                                 (131,786)  (13,539)
                                                                 --------   -------

Cash Flows from Investing Activities
       Purchase of Fixed Assets
                                                                   (6,159)     --

                                                                 --------   -------
              Net Cash (Used) in Investing Activities ........   $
                                                                   (6,159)  $
                                                                 --------   -------
                                                                 --------   -------

Cash Flows from Financing Activities
       Increase (Decrease) in Notes Payable
                                                                  177,998    12,814
       Sale of Common Stock
                                                                 --------   -------
                                                                 --------   -------

              Net Cash Provided by Financing Activities ......   $          $
                                                                  177,998    12,814
                                                                 --------   -------

               Increase (Decrease) in Cash & Cash Equivalents
                                                                   40,053      (725)

               Cash & Cash Equivalents at Beginning of Period
                                                                  462,489       221
                                                                 --------   -------

               Cash & Cash Equivalents at End of Period ......   $          $
                                                                  502,542      (504)
                                                                 ========   =======
Disclosures from Operating Activities:
       Interest Expense
                                                                 --------   -------
       Taxes
                                                                 --------   -------

                                       F-3
Item 2. Managements Discussion and Analysis of Results of Operations and Financial Conditions.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

     The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

 As was discussed in the company's 8-K/A, on July 25, 2000 the Company entered into a plan of reorganization with Temple Summit Financial Projects, Inc. As a result of the reorganization 12,000,000 shares were issued to Beijing Wintech Science and Technology Corp. The company known as Temple Summit Financial Projects, Inc. was changed to reflect the name of Wintech Digital Systems Technology Corp. Wintech is a leader in China in the field of developing Digital Signal Processing tools and equipment.



Item  3.  Events  Subsequent  to  the  First  Quarter

None.

Item  4.  Results  of  Operations

     For the three month period ended September 30, 2000 revenues were (Unaudited) = $224,056 Revenues increased primarily due to DSP emulation products.

Cost consisted primarily of salary for engineers, cost of promotion, rental expenses for office, , depreciation and other miscellaneous expenses. The increase of costs when compared to were primarily attributable to expenditures to support the increase in revenues and product development, including an increase in staff from 5 as of for the same [period in 1999 to 32 emplyees.

Liquidity  and  Capital  Resource.

     During the quarter ended September 30, 2000, the net increase in cash and cash equivalents from the quarter ended June 30 2000 was $40,053. This was a direct result from increased sales versus less operating costs. The net cash used in operating activities was $131,786 was a direct result also in the increase in employees, salaries and office expense. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will rely on increased future revenue and/or additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Business  Risks.

     Due to the infant stage of its operations, the Company is facing two risks, namely, market risk and technical risk. If the Company needs funding and is not successful in raising capital there market share could be lost and the development of new DSP products could be effected.

Competition.

     The company is a leader in the development of DSP products in China and currently is a third party partner of Texas Instruments.

Management  of  Growth.

     If the Company is successful in implementing its growth strategy, the Company believes it can undergo rapid growth. Controlled and rapid growth will allow development of new products and the enhancement of current products.


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

     On July 25, 2000 12,000,000 shares were issued for the acquisition of Beijing Wintech Science and Technology Corp. The shares outstanding increased from 690,484 to the current outstanding shares as of the date of this report of 12,690,484.

Item  3.  Defaults  Upon  Senior  Securities

     None.

                                        7

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

     On July 25, 2000 the Board of Directors and sole Officer and Director of Temple Summit Financial Projects, Inc. (currently known as Wintech Digital System Technology Corp.) and 65% shareholder of the company Calvin Mees voted to acquire all of the outstanding stock of Beijing Wintech Science and Technology Corp.
Item  5.  Other  Information

     On September 30, 2000 the company submitted an SB-2 registration statement (Registration No. 333-48974) to the Securities and Exchange Commission in order to register 2,505,000 shares of common stock on behalf of existing shareholders.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)      Exhibits:

          Exhibit  Number  and  Brief  Description

          Exhibit  27  Financial  Data  Schedule.  (Filed  herewith.)

     (b)     Reports  on  Form  8-K


1. On August 10, 2000 the company filed a report on form 8-K/A reporting the merger agreement between Temple Summit Financial Projects , Inc. (currently known as Wintech Digital Systems Technology Corporation) and Beijing Wintech Science and Technology Corp. The acquisition occurred July 25, 2000 and called for Temple Usmmit Ifnancial Projects to issue 12,000,000 new restricted shares to the shareholders of Beijing Wintech Science and Technology Corp. As a result of the acquisition Calvin Mees then President of Temple Summit Financial Projects, Inc. resigned his position and appointed Yonghong Dong as the new President. Prior to the acquisition there were 690,484 shares outstanding.

2. On September 05, 2000 the company filed an 8-K/A report to provide audited financial statements as required as a result of the acquisition and plan of reorganization with Beijing Wintech Science and Technology Corp.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Wintech Digital System Technology Corp.

     By:/s/Yonghong Dong

     By:/S_________________________________________
     Yonghong Dong,  President,  Chairman  of  the  Board  of  Directors

     Date:     November 13,  2000









                                        8