Form 10-Q/A
period 2000-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2001-02-06
CIK 1113226

FORM 10QA
                   General Form for Registration of Securities
                            of Small Business Issuers

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






















                                        1

                                TABLE OF CONTENTS

                                     PART 1

ITEM  1.  FINANCIAL  STATEMENTS                                              4

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

All financial statements have been restated in the functional currency of Chinese Renminbi with an exchange rate of RMB 8.277 to $1 USD. A convenience conversion into USD remains stated in the financial statements.













                                        3


















Pages

Consolidated  Balance  Sheet Stated in RMB                             F-1

Consolidated  Statement  of  Operations Stated in RMB                  F-2

Consolidated  Statement  of  Cash  Flows Stated in RMB                 F-3

Consolidated  Balance  Sheet Stated in USD                             F-4

Consolidated  Statement  of  Operations Stated in USD                  F-5

Consolidated  Statement  of  Cash  Flows Stated in USD                 F-6



                                        4


                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                           Consolidated balance Sheet
                        Stated in RMB September 30, 2000
                          (Unaudited) and June 30, 2000


                                                                   As of September 30,       As of June 30,
                                                                            2000                  2000
                                                                    -------------------    ---------------
                                                                    -------------------    ---------------

                                                                         (Unaudited)           (Audited)
                                                                    -------------------    ---------------

                                            ASSETS
    ....................................................................
 Current Assets ........................................................           RMB            RMB

                 Cash & Cash Equivalents ...............................     4,159,790      3,828,021

                  Accounts Receivable Net of Provision .................     2,035,988      1,483,544

                  Other Receivables ....................................       240,356        204,913

                   Inventory ...........................................     1,924,351      1,739,072

                   Prepaid Expenses ....................................        42,494        210,588

                   Amounts Due from Investors ..........................     1.529.532      1,529,349

                                                                           -----------    -----------
                                                                           -----------    -----------

                                      Total Current Assets .............    10,100,606      8,827,395


 Property & Equipment

                   Property & Equipment ................................       582,052        531,035

                     Accumulated Depreciation ..........................      (198,570)       172,923
                                                                                          -----------
                                                                                          -----------

                          Total Property & Equipment ...................       383,481        357,367



 Other Assets

                   Goodwill ............................................        96,940         96,940
                                                                           -----------    -----------
                                                                           -----------    -----------

                          Total Other Assets ...........................        96,940         96,940
                                                                           -----------    -----------
                                                                           -----------    -----------

                          Total Assets .................................   RMB 14,305,048 RMB 9,281,703
                                                                           ===========    ===========

            L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
  Accounts Payable .....................................................   RMB 508,108     RMB 60,769
  Accrued Expenses .....................................................       670,205      2,052,571
  Other Taxes Payable ..................................................     1,393,482      1,188,552
  Note Payable- Line of Credit .........................................     1,653,264        179,975
  Income Taxes Payable .................................................       329,184        244,676
                                                                           -----------    -----------

   Total Current Liabilities ...........................................     4,554,245      3,726,545


   Total Liabilities ...................................................     4,554,245      3,726,545
                                                                           -----------    -----------


Stockholders' Equity
  Common Stock, 200,000,000 Shares Authorized ..........................       105,035        105,035
   Par Value of $.001;
   12,690,484 & 12,690,484 Shares Issued and
   Outstanding Respectively (Retroactively Restated)
  Paid in Capital ......................................................     4,999,697      4,999,697
  Retained Earnings(Deficit) ...........................................       870,649        399,952
  Stated Reserves ......................................................        50,771         50,771
                                                                           -----------    -----------
   Net Stockholders' Equity ............................................     6,026,152      5,555,158
                                                                           -----------    -----------

   Total Liabilities and Stockholders' Equity ..........................   RMB 10,580,398 RMB 9,281,703
                                                                           ===========    ===========


                                       F-

                                            ----------------------------------
                                             For the Three Months Ended
                                                    September30,
                                            ----------------------------------
                                               2000            1999
                                            ----------------------------------
    ................................
Revenues:
 Sales of Products and Services ....  RMB  1,854,511      RMB  --
 Other Sales and Revenues ..........          --               --


    Total Revenues .................       1,854,511           --

Cost of Revenues:
 Cost of Products and Services .....         678,871           --


    Gross Profit ...................       1,175,640           --

Expenses
 Selling, General and Administrative          --
    Expenses .......................         698,338        112,062



    Total Expenses .................         698,338        112,062


Income (Loss) from Operations ......         477,301       (112,062)

Other Income(Expenses)
 Interest(Expense) .................            --             --
 Interest Income ...................          14,120           --
 Other Income(Expense) .............          63,766           --

    Total Other Income(Expenses) ...          77,886           --


 Income Before Taxes ...............         555,188       (112,062)

 Provisions for Income Tax .........         (84,491)          --


    Net Income .....................     RMB 470,696     RMB(112,062)


 Basic Earnings Per Share ..........     RMB   0.032     RMB  (0.008)

 Diluted Earnings Per Share ........     RMB   0.032      RMB (0.008)

Weighted Average Shares Outstanding       12,690,484      12,690,484
 Retroactively Restated

                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
               Consolidated Statement of Cashflows Stated in RMB
                                  (Unaudited)

                                   -------------------------------------------
                                                   For the Three Months Ended
                                                          September 30
                                    -------------------------------------------
                                                   2000                  1999

Cash Flows from Operating Activities
  Net Income ..................................   RMB 470,696   RMB  (112,062)


  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by Operating Activities;
      Depreciation
                                                       24,888         --
    Change in Operating Assets  & Liabilities
      (Increase) Decrease in Accounts Receivable
                                                     (552,324)        --
      (Increase) Decrease in Prepaid Expenses
                                                     (168,081)        --
      (Increase) Decrease in Advances to Suppliers
                                                    ----------   ----------
      (Increase) Decrease in Inventory
                                                     (185,164)        --
      (Increase) Decrease in Other Receivable
                                                      (35,516)        --
      (Decrease) Increase in Accounts Payable
                                                       447,636        --
      (Decrease) Increase in Income Taxes Payable
                                                        84,508        --
      (Decrease) Increase in Other Taxes Payable
                                                       204,930        --
      (Decrease) Increase in Accrued Expenses
                                                    (1,382,366)       --

Net Cash Provided (Used) in Operating Activities RMB(1,090,792)  RMB(112,062)

Cash Flows from Investing Activities
       Purchase of Fixed Assets
                                                       (50,978)         --

Net Cash (Used) in Investing Activities         RMB    (50,978)  RMB

Cash Flows from Financing Activities                 1,473,289        106,061

       Sale of Common Stock                              --            --

 Net Cash Provided by Financing Activities      RMB  1,473,289   RMB  106,061

Increase (Decrease) in Cash & Cash Equivalents
                                                       331,518         (6,000)

Cash & Cash Equivalents at Beginning of Period
                                                     3,828,021          1,829

 Cash & Cash Equivalents at End of Period       RMB  4,159,540    RMB  (4,171)

Disclosures from Operating Activities:
       Interest Expense                              ----------   ----------
       Taxes                                         ----------   ----------


                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                      Consolidated balance Sheet Stated in
                             USD September 30, 2000
                          (Unaudited) and June 30, 2000




                                                           As of September 30, As of June 30,
                                                                2000              2000
                                                             (Unaudited)        (Audited)
                                                             --------------  --------------
                                            ASSETS
Current Assets

Cash & Cash Equivalents                                        $   502,542    $   462,489

Accounts Receivable Net of Provision                               245,967        179,237

Other Receivables                                                   29,037         24,757

Inventory                                                          232,480        210,109

Prepaid Expenses                                                    25,441          5,134

Amounts Due from Investors                                         184,782        184,771
                                                               -----------    -----------
                                                               -----------    -----------

Total Current Assets                                             1,220,249      1,066,497


Property & Equipment

Property & Equipment                                                70,317         64,158

Accumulated Depreciation                                           (23,989)       (20,982)
------------------------------------------------------------   -----------    -----------
------------------------------------------------------------   -----------    -----------

Total Property & Equipment                                          46,238         43,176



Other Assets

Goodwill                                                            11,712         11,712
                                                               -----------    -----------
                                                               -----------    -----------

Total Other Assets                                                  11,712         11,712
                                                               -----------    -----------
                                                               -----------    -----------

Total Assets                                                   $ 1,728,289    $ 1,121,385
                                                               ===========    ===========

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
Accounts Payable                                               $    61,388    $     7,342
Accrued Expenses                                                    80,972        247,985
Other Taxes Payable                                                168,356        143,597
Note Payable- Line of Credit                                       199,742         21,744
Income Taxes Payable                                                39,771         29,561
                                                               -----------    -----------

Total Current Liabilities                                          550,229        450,229


Total Liabilities                                                  550,229        450,229
                                                               -----------    -----------


Stockholders' Equity
Common Stock, 200,000,000 Shares Authorized                         12,690         12,690
Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and
Outstanding Respectively (Retroactively Restated)
Paid in Capital                                                    604,047        604,011
Retained Earnings(Deficit)                                         105,189         48,321
Stated Reserves
                                                                     6,134          6,134

                                                               -----------    -----------
Net Stockholders' Equity                                           728,060        671,156
                                                               -----------    -----------

Total Liabilities and Stockholders' Equity                     $ 1,278,289    $ 1,121,385
                                                               ===========    ===========


                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
               Consolidated Statement of Operations Stated in USD

                                               (Unaudited)
                                    -------------------------------
                                         For the Three Months Ended
                                               September30,
                                    ---------------------------------
                                          2000             1999
                                    --------- -----------------------

Revenues:
Sales of Products and Services        $    224,056    $       --
Other Sales and Revenues                      --              --
                                      ------------    ------------

Total Revenues                             224,056            --
                                      ------------    ------------

Cost of Revenues:
Cost of Products and Services               82,019            --
                                      ------------    ------------

Gross Profit                               142,037            --

Expenses
Selling, General and Administrative           --
Expenses                                    84,371          13,539
                                                      ------------

                                                      ------------
Total Expenses                              84,371          13,539
                                      ------------    ------------

Income (Loss) from Operations               57,666         (13,539)

Other Income(Expenses)
Interest(Expense)                             --              --
Interest Income                              1,706            --
Other Income(Expense)                        7,704            --
                                      ------------    ------------

Total Other Income(Expenses)                 9,410            --
                                      ------------    ------------

Income Before Taxes                         67,076         (13,539)

Provisions for Income Tax                  (10,208)           --
                                      ------------    ------------

Net Income                            $     56,868    $    (13,539)
                                      ============    ============
                                                      ============


Basic Earnings Per Share              $      0.004    $     (0.001)

Diluted Earnings Per Share            $      0.004    $     (0.001)

Weighted Average Shares Outstanding     12,690,484      12,690,484
Retroactively Restated

                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                Consolidated Statement of Cashflows Stated in USD

                                   (Unaudited)
                                                  ----------------------------
                                                  For the Three Months Ended
                                                       September 30
                                                 -----------------------------
                                                  2000          1999
Cash Flows from Operating Activities
Net Income                                         $  56,868    $ (13,539)


Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities;
Depreciation                                           3,007         --

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable           (66,730)        --

(Increase) Decrease in Prepaid Expenses              (20,307)        --

(Increase) Decrease in Advances to Suppliers            --           --

(Increase) Decrease in Inventory                     (22,371)        --

(Increase) Decrease in Other Receivable               (4,291)        --

(Decrease) Increase in Accounts Payable               54,082         --

(Decrease) Increase in Income Taxes Payable           10,210         --

(Decrease) Increase in Other Taxes Payable            24,759         --

(Decrease) Increase in Accrued Expenses             (167,013)        --

                                                   ---------    ---------
Net Cash Provided (Used) in Operating Activities   $(131,786)   $ (13,539)

                                                   ---------    ---------

Cash Flows from Investing Activities
Purchase of Fixed Assets
                                                      (6,159)        --
                                                   ---------    ---------
Net Cash (Used) in Investing Activities            $  (6,159)   $    --
                                                   ---------    ---------

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
                                                     177,998       12,814
Sale of Common Stock
                                                   ---------    ---------
                                                   ---------    ---------

Net Cash Provided by Financing Activities          $ 177,998    $  12,814

                                                   ---------    ---------

Increase (Decrease) in Cash & Cash Equivalents        40,053         (725)


Cash & Cash Equivalents at Beginning of Period       462,489          221

                                                   ---------    ---------

Cash & Cash Equivalents at End of Period           $ 502,542    $    (504)

                                                   =========    =========
Disclosures from Operating Activities:
Interest Expense
                                                   ---------    ---------
Taxes




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


Item  3.  Events  Subsequent  to  the  First  Quarter

None.

Item  4.  Results  of  Operations

     For the three month period ended September 30, 2000 revenues were (Unaudited) = RMB1,854,622 or USD $224,056 Revenues increased primarily due to DSP emulation products.

Cost consisted primarily of salary for engineers, cost of promotion, rental expenses for office, , depreciation and other miscellaneous expenses. The increase of costs when compared to were primarily attributable to expenditures to support the increase in revenues and product development, including an increase in staff from 5 as of for the same [period in 1999 to 32 employees.

Liquidity  and  Capital  Resource.

     During the quarter ended September 30, 2000, the net increase in cash and cash equivalents from the quarter ended June 30 2000 was RMB331,518 or USD $40,053. This was a direct result from increased sales versus less operating costs. The net cash used in operating activities was RMB1,090,792 or USD $131,786 was a direct result also in the increase in employees, salaries and office expense. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will rely on increased future revenue and/or additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)      Exhibits:

          Exhibit  Number  and  Brief  Description

          Exhibit  27  Financial  Data  Schedule.  (Filed  herewith.)

     (b)     Reports  on  Form  8-K


1. On August 10, 2000 the company filed a report on form 8-K/A reporting the merger agreement between Temple Summit Financial Projects , Inc. (currently known as Wintech Digital Systems Technology Corporation) and Beijing Wintech Science and Technology Corp. The acquisition occurred July 25, 2000 and called for Temple Summit Financial Projects to issue 12,000,000 new restricted shares to the shareholders of Beijing Wintech Science and Technology Corp. As a result of the acquisition Calvin Mees then President of Temple Summit Financial Projects, Inc. resigned his position and appointed Yonghong Dong as the new President. Prior to the acquisition there were 690,484 shares outstanding.

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

     Date:     January 5, 2001









                                        8