Form 10QSB
period 2000-12-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2001-02-21
CIK 1113226

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


                For the quarterly period ended December 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class Outstanding as of December 31, 2000

             $0.001 Par Value 12,690,484 Class A Common Stock Shares



                                        1

                                TABLE OF CONTENTS

          PART 1

ITEM  1.  FINANCIAL  STATEMENTS                                              4

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION   5

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                       5

ITEM  4.  RESULTS  OF  OPERATIONS                                            5


         PART II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              6

SIGNATURES                                                                   6

INDEX  TO  EXHIBITS                                                          6







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


                 Wintech Digital Systems Technology Corporation
              Index To Unaudited Consolidated Financial Statements




PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

Except as otherwise required by the context, references in this quarterly report
to  "we,"  "our"  and  "us"  refer  to  Wintech   Digital   Systems   Technology
Corporation(the "Company").

On our unaudited interim financial statements including a balance sheet as of the interim period up to December 31, 2000, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

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

All financial statements have been stated in the functional currency of Chinese Renminbi with an exchange rate of RMB 8.277 to $1 USD. A convenience conversion into USD is also stated in the financial statements.








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

Consolidated  Statement  of  Operations Stated in USD                    F-5

Consolidated  Statement  of  Cash  Flows Stated in USD                   F-6




                                        4


                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                    Consolidated balance Sheet Stated in RMB December 31, 2000 (Unaudited) and June 30, 2000 ( Audited)




                                                        As of December 31,     As of June 30
                                                                2000                 2000
                                                         ------------------    ----------------
                                                             (Unaudited)         (Audited)
                                                         -------------------    ---------------
                                                                    RMB               RMB
           A S S E T S
Current Assets:
Cash & Cash Equivalents                                          4,254,204      3,828,021
Accounts Receivable Net of Provision                             5,547,825      1,483,545

Other Receivables                                                  522,014        204,914

Inventory                                                        2,153,808      1,739,072

Prepaid Expenses                                                         -         42,494

Amounts due from Investors                                       2,080,548      1,529,350

                                                 ----------------------------------------

Total Current Assets                                            14,558,399      8,827,396



Property & Equipment
Property & Equipment                                             1,140,943        531,036

Accumulated Depreciation                                          (233,279)      (173,668)


                                                 ----------------------------------------
Total Property & Equipment                                         907,664        357,368



Other Assets
Goodwill                                                            96,940         96,940


                                                 ----------------------------------------
Total Other Assets                                                  96,940         96,940

                                                 ----------------------------------------

Total Assets                                                    15,563,003      9,281,704
                                                 ========================================



L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
Accounts Payable                                                 3,083,340         60,770
Accrued Expenses
                                                                   669,800      2,052,572
Other Taxes Payable
                                                                 1,791,482      1,188,552
Note Payable- Line of Credit
                                                                 1,653,447        179,975
Income Taxes Payable
                                                                   437,688        244,676
                                                 ----------------------------------------

Total Current Liabilities
                                                                 7,635,756      3,726,545


Total Liabilities
                                                                 7,635,756      3,726,545
                                                 ----------------------------------------


Stockholders' Equity
Common Stock, 200,000,000 Shares Authorized
                                                                   105,035        105,035
Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and
Outstanding Respectively (Retroactively Restated)
Paid in Capital
                                                                 4,999,697      4,999,399
Retained Earnings(Deficit)
                                                                 2,771,744        399,953
Stated Reserves
                                                                    50,771         50,771

                                                 ----------------------------------------
Net Stockholders' Equity
                                                                 7,927,247      5,555,158
                                                 ----------------------------------------

Total Liabilities and Stockholders' Equity                      15,563,003      9,281,704
                                                 ========================================



                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
         Consolidated Statement of Operations Stated in RMB ( Unaudited)



                               -------------------------------------- --------------------------------------

                                For the Three Months Ended December         For The Six Months Ended
                                             31, 2000                           December 31, 2000

                               -------------------------------------- --------------------------------------
                                          2000             1999          2000          1999

-------------------------------------------------------------------------------------------------------------------
                                      (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                          RMB            RMB             RMB            RMB
    ................................
Revenues
Sales of Products and Services .....    23,197,542           --       25,052,054           --
Other Sales and Revenues
                                       -----------    -----------    -----------    -----------
                                                                                    -----------


    Total Revenues .................    23,197,542           --       25,052,054           --
                                                                                    -----------

Cost of Revenues

Cost of Products and Services ......    20,089,670           --       20,768,541           --
                                                                                    -----------


     Gross Profit ..................     3,107,873           --        4,283,513           --


Expenses

Selling General and administrative
             Expenses ..............     1,105,633        122,930      1,803,972        234,992

    Total Expenses .................     1,105,633        122,930      1,803,972        234,992

                                                                                    -----------


Income (loss) from Operations ......     2,002,239       (122,930)     2,479,541       (234,992)

Other Income (Expenses)
Interest (Expense ..................          --             --             --             --

Interest Income ....................         7,325           --           21,446           --

Other Income (expense) .............          --             --           63,766           --

                                                                                    -----------

    Total Other Income (Expense) ...         7,325           --           85,212           --

                                                                                    -----------


Income Before Taxes ................     2,009,565       (122,930)     2,564,753       (234,992)

Provisions for Income Tax ..........      (108,470)          --         (192,962)          --

                                                                                    -----------


    Net Income RMB .................     1,901,094       (122,930)     2,371,791       (234,992)
                                                                                    ===========


Basic Earnings Per Share RMB .......         0.150         (0.010)         0.187         (0.019)


Diluted Earnings Per Share  RMB ....         0.150         (0.010)         0.187         (0.019)


Weighted Average Shares  Outstanding
Retroactively Restated .............    12,690,484     12,690,484     12,690,484     12,690,484


                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                Statement of Cashflows Stated in RMB ( Unaudited)



                             --------------------------------------------------
                                                    For the Six Months Ended
                                                        December 31
                            --------------------------------------------------
                                                        2000          1999
                            ------------------------ -------------------------
Cash Flows from Operating Activities
Net Income                                          2,371,791      (122,930)

Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities;
Depreciation                                           59,611             -

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable         (4,064,280)            -

(Increase) Decrease in Prepaid Expenses                42,494             -

(Increase) Decrease in Advances to Suppliers         (551,199)            -

(Increase) Decrease in Inventory                     (414,736)            -

(Increase) Decrease in Other Receivable              (317,100)            -

(Decrease) Increase in Accounts Payable             3,022,570             -

(Decrease) Increase in Income Taxes Payable           193,011             -

(Decrease) Increase in Other Taxes Payable            602,930             -

(Decrease) Increase in Accrued Expenses            (1,382,474)            -


Net Cash Provided (Used) in Operating Activities     (437,382)     (122,930)


Cash Flows from Investing Activities
Purchase of Fixed Assets                             (609,907)            -



Net Cash (Used) in Investing Activities              (609,907)            -

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable                1,473,472       123,774
Sale of Common Stock
                                                            -             -


Net Cash Provided by Financing Activities           1,473,472       123,774


Increase (Decrease) in Cash & Cash Equivalents        426,183           844


Cash & Cash Equivalents at Beginning of Period      3,828,021         1,829


Cash & Cash Equivalents at End of Period            4,254,204         2,673

Disclosures from Operating Activities:
Interest Expense
                                                            -             -
Taxes
                                                            -             -



                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                    Consolidated Balance Sheet Stated in USD
           December 31, 2000 (Unaudited) and June 30, 2000 ( Audited)


                                                          As of December 31,      As of June 30
                                                                  2000              2000
                                                     -------------------------  ----------------------
                                                               (Unaudited)          (Audited)
                                                     -------------------------  ----------------------
         A S S E T S
Current Assets:                                                        ***            ***
Cash & Cash Equivalents                                           $513,979       $462,489

Accounts Receivable Net of Provision                               670,270        179,237

Other Receivables                                                   63,068         24,757

Inventory                                                          260,216        210,109

Prepaid Expenses                                                         -          5,134

Amounts due from Investors                                         251,365        184,771

                                                 ----------------------------------------

Total Current Assets                                             1,758,898      1,066,497



Property & Equipment
Property & Equipment                                               137,845         64,158

Accumulated Depreciation                                           (28,184)       (20,982)


                                                 ----------------------------------------
Total Property & Equipment                                         109,661         43,176



Other Assets
Goodwill                                                            11,712         11,712


                                                 ----------------------------------------
Total Other Assets                                                  11,712         11,712

                                                 ----------------------------------------

Total Assets                                                    $1,880,271     $1,121,385

                                                 ========================================



L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
Accounts Payable                                                  $372,519         $7,342

Accrued Expenses                                                    80,923        247,985

Other Taxes Payable                                                216,441        143,597

Note Payable- Line of Credit                                       199,764         21,744

Income Taxes Payable                                                52,880         29,561

                                                 ----------------------------------------

Total Current Liabilities                                          922,527        450,229



Total Liabilities                                                  922,527        450,229

                                                 ----------------------------------------


Stockholders' Equity
Common Stock, 200,000,000 Shares Authorized
                                                                    12,690         12,690
Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and
Outstanding Respectively (Retroactively Restated)
Paid in Capital                                                    604,047        604,011

Retained Earnings(Deficit)                                         334,873         48,321

Stated Reserves                                                      6,134          6,134


                                                 ----------------------------------------
Net Stockholders' Equity                                           957,744        671,156

                                                 ----------------------------------------

Total Liabilities and Stockholders' Equity                      $1,880,271     $1,121,385




                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
         Consolidated Statement of Operations Stated in USD ( Unaudited)




                             For the Three Months Ended           For the Six Months Ended
                                      December 31                        December 31
                       -----------------------------------------------------------------------
                                    2000              1999             2000            1999
                       -----------------------------------------------------------------------
                                (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)
Revenues                                ***             ***             ***             ***
Sales                            $2,802,651            $  -      $3,026,707       $       -
                       --------------------------------------------------------------------



Total Revenues                    2,802,651               -       3,026,707               -
                       --------------------------------------------------------------------



                                  2,427,168               -       2,509,187               -
                       --------------------------------------------------------------------


Gross Profit                        375,483               -         517,520               -



                                                                          -               -

Expenses                            133,579          14,852         217,950          28,391


                       --------------------------------------------------------------------
Total Expenses                      133,579          14,852         217,950          28,391

                       --------------------------------------------------------------------


                                    241,904         (14,852)        299,570         (28,391)



                                          -               -               -               -

                                        885               -           2,591               -

                                          -               -           7,704               -
                       --------------------------------------------------------------------

Total Other Income(Expenses)
                                        885               -          10,295               -
                       --------------------------------------------------------------------


                                    242,789         (14,852)        309,865         (28,391)


                                    (13,105)              -         (23,313)              -
                       --------------------------------------------------------------------


Net Income                         $229,684        $(14,852)       $286,552        $(28,391)
                       ====================================================================


                                     $0.018         $(0.001)          0.023         $(0.002)


                                     $0.018         $(0.001)          0.023         $(0.002)

                                 12,690,484      12,690,484      12,690,484      12,690,484






                    Wintech Digital Systems Technology Corp.
           (Formerly known as Temple Summit Financial Projects, Inc.)
                Statement of Cashflows Stated in RMB ( Unaudited)



                                     ----------------------------------------
                                                For the Six Months Ended
                                                       December 31
                                     ----------------------------------------
                                            2000                      1999
                                         ------------     ----------------
Cash Flows from Operating Activities                     ***          ***
Net Income                                          $286,552     $(14,852)

Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities;
Depreciation                                           7,202            -

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable          (491,033)           -

(Increase) Decrease in Prepaid Expenses                5,134            -

(Increase) Decrease in Advances to Suppliers         (66,594)           -

(Increase) Decrease in Inventory                     (50,107)           -

(Increase) Decrease in Other Receivable              (38,311)           -

(Decrease) Increase in Accounts Payable              365,177            -

(Decrease) Increase in Income Taxes Payable           23,319            -

(Decrease) Increase in Other Taxes Payable            72,844            -

(Decrease) Increase in Accrued Expenses             (167,026)           -


                                                  ------------------------
Net Cash Provided (Used) in Operating Activities    $(52,843)    $(14,852)
                                                  -----------------------

Cash Flows from Investing Activities
Purchase of Fixed Assets
                                                     (73,687)           -

                                                 -------------------------
Net Cash (Used) in Investing Activities             $(73,687)    $      -

                                                  ------------------------

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
                                                     178,020       14,954
Sale of Common Stock
                                                           -            -
                                                  -----------------------

Net Cash Provided by Financing Activities           $178,020      $14,954

                                                  -----------------------

Increase (Decrease) in Cash & Cash Equivalents        51,490          102


Cash & Cash Equivalents at Beginning of Period       462,489          221

                                                  -----------------------

Cash & Cash Equivalents at End of Period            $513,979         $323

                                                  =======================

Disclosures from Operating Activities:
Interest Expense
                                                           -            -
Taxes
                                                           -            -


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

Item  3.  Events  Subsequent  to  the  Second  Quarter

None.

Item  4.  Results  of  Operations

For the three month period ended December 31, 2000 revenues were $2,802,651 or RMB 23,197,542. Included in the revenues was the one time sale of Integrated Circuit inventory that it acquired from another business for $2,337,191 and sold it for $2,485,895 realizing a profit of $148,704.

Cost consisted primarily of salary for engineers, cost of promotion, rental expenses for office, , depreciation and other miscellaneous expenses. The increase of costs were primarily attributable to expenditures to support the increase in revenues and product development.

Liquidity  and  Capital  Resource.

During the quarter ended December 31, 2000, cash and cash equivalents $513,979or RMB 4,254,204 versus RMB331,518 or USD $40,053 for the quarter ending September 30, 2000. This was a direct result from increased sales versus less operating costs. The net cash used in operating activities was $52,843 or RMB437,382. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will rely on increased future revenue and/or additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Business  Risks.

Due to the infant stage of its operations, the Company is facing two risks, namely, market risk and technical risk. If the Company needs funding and is not successful in raising capital their market share could be lost and the development of new DSP products could be effected.

Competition.

     The company is a leader in the development of DSP products in China.

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

                                                                               5

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

     Date:     February 20, 2001