Form 10QSB
period 2001-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2001-05-15
CIK 1113226

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


          Room 1016, Hailong Building, Zhongguancun, Haidian District,
                             Beijing, China, 100080
                     (Address of principal executive offices)

     Registrant's telephone number, including area code: (0118610) 82664708

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2001

     [  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

 Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant's classes  of  common  stock,  as  of the latest practicable date.

                    Class  Outstanding  as  of   March  31,  2001

             $0.001  Par  Value     12,690,484  Class  A  Common  Stock  Shares

                                  TABLE  OF  CONTENTS

PART  1

ITEM  1.  FINANCIAL  STATEMENTS                                              3

ITEM  2.  MANAGEMENT'S  DISCUSSION
     AND  ANALYSIS  OR  PLAN  OF  OPERATION                                 14

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  THIRD  QUARTER                       14

ITEM  4.  RESULTS  OF  OPERATIONS                                           14

 PART  II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                             15

SIGNATURES                                                                  16

                          PART  1.  FINANCIAL  INFORMATION

                                        Item  1.  Financial  Statements.

The accompanying unaudited financial statements, set forth herein under Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.



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

Consolidated  Statement  of  Cash  Flows  Stated  in  RMB             F-3

Consolidated  Balance  Sheet  Stated  in  USD                         F-4

Consolidated  Statement  of  Operations  Stated  in  USD              F-5

Consolidated  Statement  of  Cash  Flows  Stated  in  USD             F-6



                                           Wintech Digital Systems Technology Corp.
                                  (Formerly known as Temple Summit Financial Projects, Inc.)
                                  Consolidated  balance  Sheet Stated in RMB March  31, 2001
                                           (Unaudited) and June 30, 2000 ( Audited)


ASSETS                                                                                       As of March 31,   As of June 30,
                                                                                                   2001             2000
                                                                                               (Unaudited)        (Audited)
                                                                                                   RMB               RMB
Current Assets:
Cash & Cash Equivalents                                                                         2,218,337.69     3,828,021.00

Accounts receivable Net of Provision                                                            3,288,240.40     1,483,545.00

Other receivables                                                                                 556,195.99       204,914.00

Inventory                                                                                       3,612,269.20     1,739,072.00

Prepaid expenses                                                                                   89,240.91        42,494.00

Amounts due from investors                                                                      2,712,168.47     1,529,350.00

Total Current Assets                                                                           12,476,452.66     8,827,396.00


Property & Equipment
Property & Equipment                                                                            1,229,643.57       531,036.00

Accumulated Depreciation                                                                         (286,252.16)     (173,668.00)

Total property & Equipment                                                                        943,391.41       357,368.00


Other Assets
Goodwill                                                                                           96,940.00        96,940.00

Total Other Assets                                                                                 96,940.00        96,940.00

Total Assets                                                                                   13,516,784.07     9,281,704.00

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
Accounts Payable                                                                                  428,111.92        60,770.00

Accrued Expenses                                                                                  841,911.99     2,052,572.00

Other taxes payable                                                                             1,676,620.80     1,188,552.00

Note Payable- Line of Credit                                                                    1,653,366.26       179,975.00

Income Taxes Payable                                                                              479,033.03       244,676.00

Total Current Liabilities                                                                       5,079,044.00     3,726,545.00

Total Liabilities                                                                               5,079,044.00     3,726,545.00

Stockholders'  Equity
Common Stock, 200,000,000 Shares Authorized                                                       105,035.00       105,035.00
Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated)

Paid in Capital                                                                                 5,000,000.00     4,999,399.00

Retained earnings(Deficit)                                                                      3,281,925.07       399,953.00

Stated Reserves                                                                                    50,780.00        50,771.00

Net Stockholders' Equity                                                                        8,437,740.07     5,555,158.00

Total Liabilities and Investors' Equity                                                        13,516,784.07     9,281,704.00





                                          Wintech Digital Systems Technology Corp.
                               (Formerly known as Temple Summit Financial Projects, Inc.)
                             Consolidated Statement of Operations Stated in RMB ( Unaudited)



                                                                          For the Three                  For the Nine
                                                                       Months Ended March31          Months Ended March 31
                                                                        2001           2000          2001           2000
                                                                      (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
                                                                          RMB           RMB            RMB             RMB
Revenues
Sales of Products and Services                                         2,554,837.29   997,994.79  27,595,880.91    5,944,466.67

Other Sales and Revenues                                               2,554,837.29   997,994.79  27,595,880.91    5,944,466.67

        Total Revenues

Cost of Revenues
Cost of Products and Services  .                                       1,271,425.96   268,354.68  22,039,039.66    2,079,727.21

        Gross Profit       .                                           1,273,411.33   729,640.11   5,556,841.25    3,864,739.46

Expenses
Selling General and administrative Expenses          .                 1,007,740.50   409,804.60   2,803,613.57    1,131,801.07

        Total Expenses                                                 1,007,740.50   409,804.60   2,803,613.57    1,131,801.07

Income(loss) from Operations                                             265,670.83   319,835.51   2,753,227.68    2,732,938.39

Other Income (Expenses)
Interest Expenses

Interest income                                                            5,900.79     1,390.10      27,346.82        1,390.10

Other income(Expenses)    .                                              280,000.00         0.00     343,772.60      240,000.00

      Total Other Income (Expenses)                                      285,900.79     1,390.10     371,119.42      241,390.10

Income Before taxes                                                      551,571.62   321,225.61   3,124,347.10    2,974,328.49

Provisions for Income Tax                                                (41,367.87)        0.00    (234,326.03)           0.00

       Net income RMB     .                                              510,203.75   321,225.61   2,890,021.07    2,974,328.49

Basic Earnings Per Share RMB                                                   0.40        0.025          0.228           0.234

Diluted Earnings Per Share RMB                                                 0.40        0.025          0.228           0.234

Weighted Average Shares Outstanding Retroactively Restated               12,690,484   12,690,484     12,690,484      12,690,484


                             Wintech Digital Systems Technology Crop.
                     (Formerly known as Temple Summit Financial Projects,Inc.)
                          Statement of Cashflows Stated in RMB(Unaudited)


                                                                 For the Nine Months Ended March 31

                                                                          2001            2000
Cash Flows from Operating Activities
Net Income                                                                2881972.07   2974328.49

Adjustments to Reconcile Net Income (Loss) to
Net cash Provided by Operating Activities;
Depreciation                                                               112584.16     65904.80

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable                               (1804695.40)  (796034.20)
(Increase) Decrease in Prepaid Expenses                                    (46746.91)   (13666.66)
(Increase) Decrease in Advances to Suppliers                             (1182818.47)        0.00
(Increase) Decrease in Inventory                                         (1873197.20)  (863857.16)
(Increase) Decrease in Other Receivable                                   (351281.99)        0.00
(Decrease) Increase in Accounts Payable                                    367341.92    147500.00
(Decrease) Increase in Income Taxes Payable                                234357.03
(Decrease) Increase in Other Taxes Payable                                 488068.80      7281.08
(Decrease) Increase in Accrued Expenses                                  (1210050.01)   123217.77
Net Cash Provided (Used) in Operating Activities                         (2384466.00)  1644674.12

Cash Flows from Investing Activities
Purchase of Fixed Assets                                                  (698607.57)   (96779.69)
Net Cash (Used) in Investing Activities                                   (698607.57)   (96779.69)

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
Sale of Common Stock                                                      1473390.26   (500000.00)
Net Cash Provided by Financing Activities                                 1473390.26   (500000.00)

Increase (Decrease) in Cash & Cash Equivalents                           (1609683.31)  1047894.43

Cash & Cash Equivalents at Beginning of Period                            3828021.00   1453061.08

Cash & Cash Equivalents at End of Period                                  2218337.69   2500955.51
Disclosures from Operating Activities:
Interest Expense                                                                   -            -
Taxes                                                                              -            -

                                           Wintech Digital Systems Technology Corp.
                                  (Formerly known as Temple Summit Financial Projects, Inc.)
                                  Consolidated  balance  Sheet Stated in USD March  31, 2001
                                           (Unaudited) and June 30, 2000 ( Audited)


ASSETS                                                                                       As of March 31,   As of June 30,
                                                                                                   2001             2000
                                                                                               (Unaudited)        (Audited)
                                                                                                   USD               USD
Current Assets:
Cash & Cash Equivalents                                                                           267,989.62       462,489.00

Accounts receivable Net of Provision                                                              397,240.43       179,237.00

Other receivables                                                                                  67,192.09        24,757.00

Inventory                                                                                         436,385.61       210,109.00

Prepaid expenses                                                                                   10,780.88         5,134.00

Amounts due from investors                                                                        327,647.59       184,771.00

Total Current Assets                                                                            1,507,236.62     1,066,497.00


Property & Equipment
Property & Equipment                                                                              148,548.94        64,158.00

Accumulated Depreciation                                                                          (34,581.12)      (20,982.00)

Total property & Equipment                                                                        113,967.82        43,176.00


Other Assets
Goodwill                                                                                           11,712.00        11,712.00

Total Other Assets                                                                                 11,712.00        11,712.00

Total Assets                                                                                    1,632,916.44     1,121,385.00





L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
Accounts Payable                                                                                   51,718.70         7,342.00

Accrued Expenses                                                                                  101,708.44       247,985.00

Other taxes payable                                                                               202,546.70       143,597.00

Note Payable- Line of Credit                                                                      199,737.40        21,744.00

Income Taxes Payable                                                                               57,870.31        29,561.00

Total Current Liabilities                                                                         613,581.55       450,229.00

Total Liabilities                                                                                 613,581.55       450,229.00

Stockholders'  Equity
Common Stock, 200,000,000 Shares Authorized                                                        12,690.00        12,690.00
Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated)

Paid in Capital                                                                                   604,032.52       604,011.00

Retained earnings(Deficit)                                                                        396,478.37        48,321.00

Stated Reserves                                                                                     6,134.00         6,134.00

Net Stockholders' Equity                                                                        1,019,334.89       671,156.00

Total Liabilities and Investors' Equity                                                         1,632,916.44     1,121,385.00




                             Wintech Digital Systems Technology Corp.
                    (Formerly known as Temple Summit Financial Projects, Inc.)
                 Consolidated Statement of Operations Stated in USD ( Unaudited)

                                                                      For the Three                  For the Nine
                                                                      Months Ended March 31       Months Ended March 31
                                                                       2001            2000          2001          2000
                                                                    (Unaudited)     (Unaudited)   (Unaudited)   (Unaudited)
                                                                       USD              USD          USD           USD
Revenues
Sales of Products and Services                                       307,432.90       120,564.26  3,333,761.90    718,130.24

Other Sales and Revenues                                             307,432.90       120,564.26  3,333,761.90    718,130.24

        Total Revenues

Cost of Revenues
Cost of Products and Services  .                                     153,596.53        32,418.99  2,662,459.34    251,244.57

        Gross Profit                                                 153,836.37        88,145.27    671,302.57    466,885.66

Expenses
Selling General and administrative Expenses          .               121,741.61        49,507.06    338,694.75    136,728.93

        Total Expenses                                               121,741.61        49,507.06    338,694.75    136,728.93

Income(loss) from Operations                                          32,094.76        38,638.21    332,607.81    330,156.73

Other Income (Expenses)
Interest Expenses

Interest income                                                          712.85           167.93      3,303.67        167.93

Other income(Expenses)    .                                           33,825.82             0.00     41,529.97     28,993.56


      Total Other Income (Expenses)                                   34,538.67           167.93     44,833.64     29,161.49

Income Before taxes                                                   66,633.44        38,806.14    377,441.45    359,318.23
Provisions for Income Tax                                             (4,997.51)            0.00    (28,308.11)         0.00

       Net income RMB     .                                           61,635.93        38,806.14    349,133.34    359,318.23

Basic Earnings Per Share RMB                                               0.04            0.025         0.228         0.234

Diluted Earnings Per Share RMB                                             0.04            0.025         0.228         0.234

Weighted Average Shares Outstanding Retroactively Restated           12,690,484       12,690,484    12,690,484    12,690,484



                             Wintech Digital Systems Technology Crop.
                     (Formerly known as Temple Summit Financial Projects,Inc.)
                          Statement of Cashflows Stated in USD(Unaudited)


                                                  For the Nine Months Ended March 31

                                                                 2001                     2000
Cash Flows from Operating Activities
Net Income                                                                 348157.37    359318.23

Adjustments to Reconcile Net Income (Loss) to
Net cash Provided by Operating Activities;
Depreciation                                                                13599.12      7961.73

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable                                (218003.83)   (96166.11)
(Increase) Decrease in Prepaid Expenses                                     (5646.88)    (1651.02)
(Increase) Decrease in Advances to Suppliers                              (142876.59)        0.00
(Increase) Decrease in Inventory                                          (226276.61)  (104359.56)
(Increase) Decrease in Other Receivable                                    (42435.09)        0.00
(Decrease) Increase in Accounts Payable                                     44376.70     17818.96
(Decrease) Increase in Income Taxes Payable                                 28309.31
(Decrease) Increase in Other Taxes Payable                                  58949.70       879.60
(Decrease) Increase in Accrued Expenses                                   (146255.04)    14885.51
Net Cash Provided (Used) in Operating Activities                          (288101.84)   198687.33

Cash Flows from Investing Activities
Purchase of Fixed Assets                                                   (84390.94)   (11691.62)
Net Cash (Used) in Investing Activities                                    (84390.94)   (11691.62)

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
Sale of Common Stock                                                       177993.40    (60403.25)
Net Cash Provided by Financing Activities                                  177993.40    (60403.25)

Increase (Decrease) in Cash & Cash Equivalents                            (194499.38)   126592.46

 Cash & Cash Equivalents at Beginning of Period                            462489.00    175539.23

 Cash & Cash Equivalents at End of Period                                  267989.62    302131.69
Disclosures from Operating Activities:
Interest Expense                                                                   -            -
Taxes                                                                              -            -

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

As was discussed in the company's 8-K/A, on July 25, 2000 the Company entered into a plan of reorganization with Temple Summit Financial Projects, Inc. As a result of the reorganization 12,000,000 shares were issued to Beijing Wintech Science and Technology Corp. The company name was changed from Temple
Summit  Financial  Projects,  Inc.  to   Wintech  Digital  Systems  Technology
Corp. Wintech is a leader in China in the field of developing Digital Signal Processing tools and equipment.

Item  3.  Events  Subsequent  to  the  Third  Quarter

None.

Item  4.  Results  of  Operations

For the three month period ended March 31, 2001 revenues were $307,432.90 or RMB 2,544,837.29.

Cost consisted primarily of salary for engineers, cost of promotion, rental expenses for office, , depreciation and other miscellaneous expenses. The increase of costs were primarily attributable to expenditures to support the increase in revenues and product development.

Liquidity  and  Capital  Resource.

During the quarter ended March 31, 2001, cash and cash equivalents was $267,989.62 or
RMB 2,218,337.69 versus $513,979 or RMB 4,254,204 for the quarter ending December 31, 2000. The decrease in cash is due to the expense related to the moving of the company's headquarters to the new location with larger space and the moving of the company's R&D department to yet another location with larger space. The net cash used in operating activities was $288,101.84 or RMB 2,384,466. The increased amount of cash used in operating activities is due to three new research and development projects: a new DSP development system, PDA hardware platform, and a refrigerator control board. In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will rely on increased future revenue and/or additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Business  Risks.

The Company is facing two risks, namely, market risk and technical risk. If the Company needs funding and is not successful in raising capital their market share could be lost and the development of new DSP products could be effected.

Competition.

     The company is a leader in the development of DSP products in China. There is no significant competition in DSP development tools market in China. However, as company enters DSP end product market, such as in the communication product market, it will face competition from various manufacturers.

Management  of  Growth.

If the Company is successful in implementing its growth strategy, the Company believes it can undergo rapid growth. Controlled and rapid growth will allow development of new products and the enhancement of current products.


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

 None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

None.

Item  5.  Other  Information

On September 30, 2000 the company submitted an SB-2 registration statement (Registration No. 333-48974) to the Securities and Exchange Commission in order to register 2,505,000 shares of common stock on behalf of existing shareholders.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Wintech  Digital  System  Technology  Corp.

     By:/s/Yonghong  Dong

     By:/S_________________________________________
     Yonghong  Dong,  President,  Chairman  of  the  Board  of  Directors

     Date:    May  15,  2001