Form 10KSB
period 2001-06-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2001-10-15
CIK 1113226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

                      For the fiscal year ended June, 2001



                 Wintech Digital Systems Technology Corporation
               (Exact name of Registrant as specified in charter)


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



                SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

    Title of Each Class         Name of Each Stock Exchange on Which Registered
    -------------------         -----------------------------------------------
         Common                                       None


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                                     --

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 31, 2001, was approximately $643,872.

      The number of shares held by non-affiliates of registrant's Common Stock outstanding on August 31, 2001, was 4,292,500.

     The number of shares of Registrant's Common Stock outstanding on August 31, 2001, was 12,690,500.

     The Registrant's total revenues for the year ended June 30, 2001, were $3,656,229.

                                TABLE OF CONTENTS


PART  I

ITEM  1.      DESCRIPTION  OF  BUSINESS                                     3

ITEM  2.      DESCRIPTION  OF  PROPERTY                                     4

ITEM  3.      LEGAL  PROCEEDINGS                                            4

ITEM  4.      SUBMISSION  OF  MATTERS
      TO  A  VOTE  OF  SECURITY  HOLDERS                                    4

                                     PART II

ITEM  5.      MARKET  FOR  COMMON  EQUITY  AND  RELATED
      STOCKHOLDER  MATTERS                                                  4

ITEM  6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
      OR  PLAN  OF  OPERATION                                               5

ITEM  7.      FINANCIAL  STATEMENTS                                         6

ITEM  8.      CHANGES  IN  AND  DISAGREEMENTS  WITH
      ACCOUNTANTS                                                          20

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
      AND  CONTROL  PERSONS;  COMPLIANCE  WITH
      SECTION  16(a)  OF  THE  EXCHANGE  ACT                               21

ITEM  10.  EXECUTIVE  COMPENSATION                                         22

ITEM  11.  SECURITY  OWNERSHIP  OF
     CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT                          23

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED
TRANSACTIONS                                                               24

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                           24

SIGNATURES                                                                 25

PART  I

ITEM  1.   DESCRIPTION  OF  BUSINESS

Business  Development

Wintech Digital Systems Technology Corporation (the " Company"or " Wintech") was originally formed as Beijing Wintech Technology Co. LTD ("Beijing Wintech") in accordance with the rules and regulations of the People's Republic of China. Wintech's business is developing and marketing Digital Signal Processing ("DSP") related products. DSP technology is widely used in the fields of networking, telecommunication, and digital appliances. Wintech has developed a whole series of DSP development systems, including both hardware and software. The systems are marketed to DSP electrical engineers and universities. Using its own DSP development systems, Wintech also developed end user products such as PDA mother board, refrigerator controller, and network camera (for applications such as security surveillance).

On July 25, 2000, Beijing Wintech was acquired by Temple Summit Financial Projects, Inc. ("Temple") for an aggregate of 12,000,000 shares of common stock. Prior to the acquisition on July 24, 2000 a reverse split of 200 for 1 was conducted and brought the then current outstanding shares of 138,096,833 to 690,500. (16 extra shares were issued since shareholders owned less than 200 shares before reverse split each automatically received 1 share during the reverse split.) As a result of the acquisition, all officers and directors of Temple resigned and Mr. Yonghong Dong was appointed as the new President and Chairman. The transaction was accounted for as a reverse acquisition. Temple had previously filed a form 10-SB pursuant to the Securities Exchange Act of 1934, as amended, and became a fully reporting publicly traded Company. On July 25, 2000 Temple changed its name to its current name of Wintech Digital Systems Technology Corporation under which it continues to report in accordance with the Securities Exchange Act of 1934, as amended.


In December, 2000, Wintech signed a contract with Haier Group Company (Haier), the largest refrigerator maker in China ( http://www.haier.com/english/index.asp). According to the contract, Wintech would develop DSP Frequency Conversion Refrigerator Compressor Actuator for Haier. Haier would pay Wintech for the development, technical support and the training of Haier engineers.

In  January,  2001,  Wintech  signed  "  Emulator  Product  Development Software
Agreement"  with  Texas  Instrument  Incorporated  (TI).   According  to  the
agreement, TI licensed certain licensed material to Wintech for the purpose of Wintech " using the licensed material, and portions or derivatives thereof, in the design, development, manufacturer and distribution of emulation products". The detailed information on the specific product remains confidential until the product is released by TI.

In March, 2001, Wintech signed " License Agreement for System Integration" with Microsoft Corporation. According to the agreement, Microsoft granted Wintech license on Microsoft Mobile Explorer, Version 3.x and Microsoft Windows for Smart Phone, Version 1.x, known under the code name " Stinger". The license is granted solely for internal evaluation, development and testing of an OEM product. Wintech intends to use the licensed materials in the research and development of the hardware platform for Smart Phone.

Business  of  Issuer

     DSP is the abbreviation of Digital Signal Processing. DSP is the core technology in the digital age. Just like a CPU is the brain of a computer and controls the operation of the computer, a DSP chip is the brain to many devices, including networking equipments, telecommunication equipments, and many industrial control devices. As a third party partner of Taxes Instruments ("TI"), using TI DSP chips, Wintech has developed a series of DSP development tools, including DSP Hardware Modules, DSP Emulators, DSP Experiment Development Systems. These development tools are marketed to electrical engineers. Wintech also provides training and consulting services to these engineers to help them to use the tools to develop end user products. Wintech products are also purchased by universities for teaching and lab use. During the past year, Wintech has significantly adjusted its focus. Instead mainly focused on developing and marketing the DSP development systems, Wintech started to use its own development systems to develop end user products directly.
Wintech has successfully developed the following end user products: PDA mother boards, new type of energy efficient refrigerator controller board, and network camera (for security surveillance). These products are undergoing testing and will be available to market soon.

Wintech does not have significant competition in China in its DSP development system business. However if Wintech enters US market, it will face strong competition in DSP development system business. Wintech also face competitions in the end user product market in China.

Information regarding Wintech, including product and service information, can be found at http://www.dspchina.com/default.htm or http://www.dspchina.com (Chinese version).

As  of  August  31,  2001,  the  Company  has  47  full  time  employees.

ITEM  2.   DESCRIPTION  OF  PROPERTY

The company currently leases office spaces located at: Room 1016, Hailong Building, Zhongguancun, Haidian District, Beijing, China, 100080, and space for research, development and production at Building 1, Suite 1001, Guoji ChuangYeYuan, ShanDiXinxi ZhongLu, HiaDian District, Beijing, China 100085.

ITEM  3.   LEGAL  PROCEEDINGS

The  Company  is  presently  not  involved  in  any  legal  proceedings.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fiscal year ended on June 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II


ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

     The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during the fiscal year ended June 30, 2001. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

     Quarter                      HIGH          LOW
     -------                      ----          ---

      September  30,  2000            $24                           $0.93
      December  31,  2000             $1.37                         $0.37
      March  31,  2001                $1.06                         $0.15
      June  30,  2001                 $0.53                         $0.15


Shareholders

     There were approximately 274 record holders of Common Stock as of June 30, 2001, holding a total of 12,690,500 outstanding shares of Common Stock of which 237,936 was in the public float.


Dividends

     We currently intend to retain substantially all of our earnings, if any, to support the development of our business and have no present intention of paying any dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors, and will depend on our financial condition, results of operations and capital requirements, and such other factors as the Board of Directors deems relevant.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

      On July 25, 2000, Beijing Wintech was acquired by Temple Summit Financial Projects, Inc. ("Temple") for an aggregate of 12,000,000 shares of common stock. Prior to the acquisition on July 24, 2000 a reverse split of 200 for 1 was conducted and brought the then current outstanding shares of 138,096,833 to 690,500. (16 extra shares were issued since shareholders owned less than 200 shares before reverse split each automatically received 1 share during the reverse split.) As a result of the acquisition, all officers and directors of Temple resigned and Mr. Yonghong Dong was appointed as the new President and Chairman. On July 25, 2000 Temple changed its name to its current name of Wintech Digital Systems Technology Corporation. Wintech presently has executive office at: Room 1016, Hailong Building, Zhongguancun, Haidian District, Beijing, China, 100080.

Events  That  Took  Place  Subsequent  to  Fiscal  Year  Ending  June  30, 2001.

None.

Results  of  Operations

For  the  period  ending  June  30,  2001:

According to the "Consolidated Statement of Operations" set forth on Page F-2 of the attached financial statements, the total revenue for the period ended June 30, 2001 was $3,656,229. All the revenue comes from the operation of the Company's wholly owned subsidiary, Beijing Wintech, which was acquired by the Company on July 25, 2000. Beijing Wintech's total revenue for the period ended June 30, 2000 was $932,593. The increase in revenue from $932,593 (for the period ended June 30, 2000) to $3,656,229 (for the period ended June 30,
2001) was partly due to an one time sale of Integrated Circuit inventory in the quarter ended December 31, 2000. The Integrated Circuit inventory was acquired from another business who discontinued the product line. It was acquired for $2,337,191 and sold for $2,485,895, realizing a profit of $148,704. Increased marketing efforts also contributed to the increase in revenue.

Gross profit for the year ended June 30, 2001, increased to $817,812, compared to $661,663 in fiscal year 2000. The increase in gross profit was a result of the increase in sales.

Selling, general and administrative expenses for the year ended June 30, 2001, increased to $494,763, compared to $271,087 in fiscal year 2000. The increase was due to the increases in the number of staffs in order to start research and development in new projects such as PDA platform and refrigerator control board; increase in office and R&D space; and increase in marketing efforts.

Capital  Resources  and  Liquidity

The Company completed the reverse acquisition of Beijing Wintech on July 25, 2001. 100% of the registered share capital of Beijing Wintech was acquired by the Company, in exchange for 12,000,000 shares of the Company's $0.001 par value common stock. After issuing 12,000,000 shares of the common stock to Beijing Wintech, the Company has a total of 12,690,500. shares of common stock issued and outstanding.

At June 30, 2001, the Company had $445,610 cash on hand. Accounts receivable was $294,364. Inventories were $365,855. The management believes that the Company's current cash on hand is sufficient to meet the Company's capital needs for the next 12 months.


Competition

The company does not have significant competition in DSP market in China. However, with the opening of the Chinese market after China joins WTO, DSP companies from other countries may enter the Chinese market.


Plan  of  Operations

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

During the next year, the company will focus in three areas: developing DSP system products; developing embedded system; improving the company management system. DSP system has always been Wintech's strong area. During the next year, Wintech will work closely with Taxes Instrument to finish the development of the new DSP emulation product. It will also develop image processing system (such as the one used in security camera) and software radio system (a technology used in cell phone base station). In the area of embedded system, Wintech will focus on developing systems based on Intel Strong ARM CPU. Wintech has successfully developed Strong ARM based PDA motherboard and started producing samples. During the next year, Wintech will continue to improve the PDA motherboard. It will also start research and development on Smart Phone. In order to build a stronger company, Wintech will improve its management system. It will introduce new ERP and CRM software system to enhance the planning and interaction of its departments. It plans to enhance its product quality control and pass IS09000 certification.

ITEM  7.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     See the audited financial statements attached hereto and numbered F-1 through F-14.

                  WINTECH DIGITAL SYSTEM TECHNOLOGY CORPORATION
                (FORMERLY TEMPLE SUMMIT FINANCIAL PROJECT, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2001


                  WINTECH DIGITAL SYSTEM TECHNOLOGY CORPORATION
                (FORMERLY TEMPLE SUMMIT FINANCIAL PROJECT, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Pages
-------
Report  of  Independent  Auditors                                     F-1

Consolidated  Statement  of  Operations                               F-2

Consolidated  Balance  Sheet                                          F-3

Consolidated  Statement  of  Stockholders'  Equity                    F-4

Consolidated  Statement  of  Cash  Flows                              F-5

Notes  to  Consolidated  Financial  Statements              F-6  to  F-14


REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


To the Board of Directors and Shareholders of Wintech Digital System Technology Corporation
(Formerly  Temple  Summit  Financial  Project,  Inc.)

We have audited the accompanying consolidated balance sheet of Wintech Digital System Technology Corporation (the "Company") as of June 30, 2001 and 2000 and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:  /s/  Moores  Rowland
          Moores  Rowland
Hong  Kong
Date:  September  30,  2001



                                WINTECH DIGITAL SYSTEM TECHNOLOGY CORPORATION
                               (FORMERLY TEMPLE SUMMIT FINANCIAL PROJECT, INC.)

                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                           Year Ended June 30, 2001



                                                                                          2001        2000
                                                                                Note       US$         US$
Operating revenue                                                                3(b)
Sale of goods                                                                           3,601,086    866,873
Service income                                                                             55,143     65,754

Total operating revenue                                                                 3,656,229    932,627

Cost of sales
Sale of goods                                                                          (2,824,841)  (254,510)
Provision of services                                                                     (13,576)   (16,430)

Total cost of sales                                                                    (2,838,417)  (270,940)

Gross profit                                                                              817,812    661,687

Operating expenses
Depreciation                                                                              (21,318)   (10,937)
Selling, general and administrative expenses                                             (494,763)  (260,160)

Profit from operations                                                                    301,731    390,590

Non-operating income
Interest income                                                                             3,833      1,202
Sundry income                                                                              10,120     26,190

PROFIT BEFORE INCOME TAXES                                                                315,684    417,982

Provision for income taxes                                                          4     (32,917)   (29,561)

NET PROFIT                                                                                282,767    388,421


Numerator:
Net profit used in computing basic earnings per share                                     282,767    388,421

Denominator:

Weighted average number of shares used in calculating basic earnings per share         11,901,459    421,872

Earnings per share:
Basic                                                                            3(d)        0.02        0.9


F-2




                  WINTECH DIGITAL SYSTEM TECHNOLOGY CORPORATION
                (FORMERLY TEMPLE SUMMIT FINANCIAL PROJECT, INC.)

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001



                                                           As of June 30,
                                                           --------------
                                                          2001         2000
                                                           --------------
                                            NOTE           US$        US$
ASSETS
CURRENT ASSETS
Cash and bank balances                                   445,610    462,489
Accounts receivable, trade                               294,364    179,237
Prepayments and other receivable                          31,892     29,891
INVENTORIES                                    5         365,855    210,109

TOTAL CURRENT ASSETS                                   1,137,721    881,726

Property and equipment, net                    6         131,878     43,176
Due from related parities                      7         334,587    184,771

Total assets                                           1,604,186  1,109,673

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loan                                          199,737    199,737
Accounts payable, trade                                   89,100      7,342
Accrued charges and other payable                         81,206     48,248
Due to a related party                         7               -     21,744
Income tax payable                                        59,129     29,561
Taxes other than income                                  232,803    143,597

TOTAL CURRENT LIABILITIES                                661,975    450,229


STOCKHOLDERS' EQUITY
Common stock, US$0.001 par value               8          12,691    138,097
 Authorized 200,000,000 shares
 Issued and outstanding:
 12,690,500 shares as of June 30, 2001
 138,096,863 shares as of June 30, 2000
Additional paid-in capital                               592,296    466,890
Retained earnings                                        270,194     48,322
Statutory reserves                             9          67,030      6,135

TOTAL STOCKHOLDERS' EQUITY                               942,211    659,444

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             1,604,186  1,109,673




                                        WINTECH DIGITAL SYSTEM TECHNOLOGY CORPORATION
                                      (FORMERLY TEMPLE SUMMIT FINANCIAL PROJECT, INC.)

                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   YEAR ENDED JUNE 30, 2001


                          COMMON STOCK           ADDITIONAL
                          SHARES  PAR VALUE      PAID-IN CAPITAL   ACCUMULATED DEFICIT   STATUTORY RESERVES    TOTAL

                                     US$               US$                  US$                 US$             US$
Restated as of July 1,
        1999   (Note 1)  78,174,530   78,175        (112,040)            186,523              23,142         175,800

Issuance of shares for
        cash              3,922,333    3,922          35,301                -                    -            39,223

Issuance of shares for
        services         56,000,000   56,000            -                   -                    -            56,000

Reallocation of
        reserves  (Note 2)     -        -            543,629            (495,307)             (48,322)          -

Net loss for the year          -        -               -                388,421                 -           388,421

Transfer to statutory
        reserves               -        -               -                (31,315)              31,315           -

Balance as of June
        30, 2000        138,096,863   138,097        466,890              48,322                6,135        659,444


Reverse split of 200
        for 1          (137,406,363) (137,406)       137,406                -                    -              -

Issuance of shares       12,000,000    12,000        (12,000)               -                    -              -

Net profit for the year        -         -              -                282,767                 -           282,767

Transfer to statutory
        reserves               -         -              -                (60,895)              60,895           -

BALANCE AS OF JUNE
        30, 2001         12,690,500    12,691        592,296             270,194               67,030        942,211

Note  1:     The  additional  paid-in  capital, accumulated losses and statutory reserves  as  at  July  1,  1999  has been restated as if the reverse merger had occurred  on  July  1,  1999.

Note  2:     The retained earnings and statutory reserves of the acquirer of the reverse  merger  were  transferred to its  paid-in  capital






                                WINTECH  DIGITAL  SYSTEM  TECHNOLOGY  CORPORATION
                              (FORMERLY  TEMPLE  SUMMIT  FINANCIAL  PROJECTS,  INC.)

                                     CONSOLIDATED  STATEMENT  OF  CASH  FLOWS


                                                                                                     Year ended June 30, 2001

                                                                                                             2001       2000
                                                                                                             US$        US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit                                                                                                282,767    388,421

Adjustments to reconcile net profit to net cash used in operating activities:
   Depreciation                                                                                            21,318     10,937

Changes in working capital:
   Accounts receivable, trade                                                                            (115,127)   (67,300)
   Prepayments and other receivable                                                                        (2,001)   (14,105)
   Inventories                                                                                           (155,746)  (107,737)
   ACCOUNTS PAYABLE, TRADE                                                                                 81,758      1,225
   Accrued charges and other payable                                                                       32,958    228,931
   Income tax payable                                                                                      29,568     29,561
   Taxes other than income                                                                                 89,206     81,740

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                 264,701    551,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                                      (110,020)   (11,818)

NET CASH USED IN INVESTING ACTIVITIES                                                                    (110,020)   (11,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related parties                                                                                 (149,816)  (103,350)
Due to a related party                                                                                    (21,744)   (90,602)

NET CASH USED IN FINANCING ACTIVITIES                                                                    (171,560)  (193,952)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 (16,879)   345,903
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                            462,489    116,586

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                                  445,610    462,489

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash and bank balances                                                                                    445,610    462,489





                  Wintech Digital System Technology Corporation
                (FORMERLY TEMPLE SUMMIT FINANCIAL PROJECTS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

The Company was incorporated under the laws of the State of Texas on April 22, 1992 to conduct any lawful business for which corporations may be incorporated under the Texas Business Corporations Act. In November of 1993, this corporation became the successor to a former Utah corporation named Midvale Packing Company ("Midvale"). This succession occurred immediately following the recession of a previous merger between Midvale and a Nevada corporation named New Dawn Development Company. The net effect was that Midvale reincorporated in Nevada as Temple Summit Financial Projects, Inc. ("Temple"). The Company has a total of 200,000,000 authorized shares with a par value of $.001 and with 138,096,863 shares issued and outstanding as of June 30, 2000.

Temple has had no operations until the investing transactions described below. On April 12, 2000 Temple sold all of its assets and liabilities to Nevada Mining & Metals Corporation, a Nevada Corporation. The Company had a cash balance of US$978 and no other assets or liabilities as of June 30, 2000.

On July 25, 2000, Beijing Wintech Science and Technology Development Corporation ("Wintech Technology") was acquired by Temple in exchange for an aggregate of 12,000,000 shares of common stock and became a wholly-owned of Temple. Wintech Technology was established on August 23, 1996 as a limited liability company in Beijing, People's Republic of China ("PRC"), with an operating period of 10 years. Wintech Technology is principally engaged in developing Digital Signal Processing ("DSP") solutions for network, telecommunication and general-purpose platforms. Wintech Technology manufactures and sells DPS products; and related materials, as well as providing consulting services.

Prior to the acquisition Temple Summit conducted a 200 for 1 reverse split of its common stock on July 24, 2000. At the time of the reverse split the 138,096,863 shares outstanding were reduced to 690,500 shares. 12,000,000 shares were issued for the acquisition, with 12,690,500 shares issued and outstanding as of June 30, 2001. The transaction between Wintech Technology and Temple has been accounted for as a reverse merger of Temple by Wintech Technology. The comparative figures of consolidated financial statements have been presented as if the reverse merger had occurred on July 1, 1999.

By a resolution of the board of directors passed on August 1, 2000, Temple changed its name to Wintech Digital System Technology Corporation.

On December 7, 2000, a wholly-owned subsidiary, Beijing Wintech Digital Company Limited ("Wintech Digital") was approved to be incorporated in the PRC with registered capital and paid-up capital of US$200,000 and US$50,000 respectively. Wintech Digital is still in the development stage and will be engaged in the development and manufacturing of DSP related products and services.

2.     BASIS  OF  PRESENTATION

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").


3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(A)     PRINCIPLES  OF  CONSOLIDATION
     The consolidated financial statements include the financial information of the Company and its subsidiaries ("the Group").

     The results of subsidiary acquired during the year are consolidated from their effective date of acquisition.

     All material intercompany balances and transactions have been eliminated on consolidation.

(B)     REVENUE  RECOGNITION
     Revenue from product sales is recorded when title to products is passed to customers, which usually occurs at the time of delivery and acceptance and collectibility is reasonably assured.

     Revenue from consulting and marketing services is recognized when services are provided, net of business tax, to customers and collectibility is reasonably assured.

(C)     INCOME  TAXES
     The Group did not carry on any business and did not maintain any branch office in the United States of America. No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/ or losses of the Group has been provided as the earnings of the subsidiaries, in the opinion of the management, will be reinvested indefinitely.

     Provision for income and other related taxes has been made in accordance with the tax rates and laws in effect in the various places of incorporation and operation.

     The Group and the Company provide for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. A valuation allowance is provided for the portion of the deferred tax asset that is not currently realizable, since the realization of these benefits depends upon the ability of the relevant entity to generate income in future years.

(D)     EARNINGS  PER  SHARE
     The calculation of basic earnings per share (EPS) is based on net income for the year attributable to shareholders and is calculated using weighted average number of common stocks outstanding during the year.

Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common stocks outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted earnings per share are the same.

(E)     PROPERTY  AND  EQUIPMENT  AND  DEPRECIATION
     Property and equipment are stated at cost less accumulated depreciation. The cost of an asset consists of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, are charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

     When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

     When assets are transferred between property and equipment and other classes of assets, the cost of such an asset on transfer is deemed to be the carrying amount of the asset as stated under its original classification.

     Depreciation is calculated to write off the cost of property and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight line method at the rate of 20% per annum.

     The Group recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

(F)     INVENTORIES
     Inventories are stated at the lower of cost or market value. The cost of inventories is determined using the weighted average method. Cost includes purchase price, freight charges and other related expenses.

(G)     STATEMENT  OF  CASH  FLOWS
     Cash equivalents are defined as short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. An investment normally qualifies as a cash equivalent only when it has a maturity of three months or less from its acquisition date.

(H)     FOREIGN  CURRENCY  TRANSLATION
     The Company maintains its accounting books and records in United States Dollars ("US$"). Foreign currency transactions during the year are translated to US$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

On consolidation, the financial statements of the PRC subsidiaries are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences arising on consolidation are recorded within equity.

(I)     OPERATING  LEASES
     Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

(J)     USES  OF  ESTIMATES
     The preparation of the Group's financial statements in conformity with US GAAP requires the management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

(K)     COMPREHENSIVE  INCOME
     Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. There were no items of other comprehensive income during the year, and, thus, net profit is equal to comprehensive income during the year.

             (L)     SEGMENT  INFORMATION
     Operating segments are defined as components of a company about which separated financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and in assessing performance. There are no reportable segments identified and no segment information is disclosed accordingly.

(M)     RELATED  PARTIES
     Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(N)     NEW  ACCOUNTING  PRONOUNCEMENTS

     Accounting  for  consolidation
     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The adoption of SFAS No. 141 would not affect the accounting for the reorganization of the Group completed on May 6, 1997.

     SFAS  No.  142  changes  the  accounting  treatment  for  goodwill  from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combination, will cease upon adoption of the SFAS, which for companies with calendar year ends, will be January 1, 2002


4.     PROVISION  FOR  INCOME  TAXES

The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates. Income tax has not been provided as the Company incurred a loss for taxation purposes for the year. Wintech Technology which, incorporates and is carrying on business in the PRC, is subject to the PRC enterprise income tax at a rate of 33% (30% states tax and 3 % local tax). Qualifying as a high-tech enterprise, Wintech Technology is eligible for certain tax holidays and concessions. Wintech Technology is entitled to reduction of enterprise income tax to a rate of 15% and is exempted from the enterprise income tax for three years starting from the first year of profitable operations and then is subject to 50% reduction for the next three years. The first year of profitable operations was year ended June 30, 1997.


5.                  INVENTORIES
                                                      2001          2000
                                                       US$          US$

     Raw  materials                                 240,149       210,000
     Work-in-progress                                58,439          -
     Finished  goods                                 67,267           109

                                                    365,855       210,109

6.             PROPERTY  AND  EQUIPMENT
                                                      2001         2000
                                                      US$          US$

COST
     Computer  equipment                            96,696        62,067
     Furniture  and  fixtures                        2,398         2,096
     Motor  vehicles                                75,089          -

                                                   174,183        64,163
ACCUMULATED  DEPRECIATION                          (42,305)      (20,987)

PROPERTY  AND  EQUIPMENT,  NET                     131,878        43,176








7.     RELATED  PARTY  TRANSACTIONS

     (a)     Names  and  relationship  of  related  parties
                      EXISTING RELATIONSHIPS WITH THE GROUP
     Dong  Yonghong     A  director  of  the  Company
     Chen  Xiaomin      A  director  of  the  Company
     Tan  Mingjuan      A  director  of  a  subsidiary

(b)     Related  party  transactions
                                 2001          2000
                                  US$           US$

(i)  Directors'  emoluments     22,905          -

(ii)  Due  from  related  parties
   Dong  Yonghong              238,825       167,944
   Tan  Mingjuan                95,762        16,827

                               334,587       184,771

(iii)   Due  to  a  related  party
   Chen  Xiaomin                  -           21,744

The amounts due are unsecured, interest-free and not expected to be repaid in the next twelve months of June 30, 2001. No provision had been made for non-repayment of the advances.

8.     COMMON  STOCK

A total of 3,922,333 shares of common stock were sold in 2000 for US$39,223 and a total of 56,000,000 shares of common stock was issued to the former directors and officers for services that had been accrued in prior years.

On July 25, 2000, the Company conducted a 200 for 1 reverse split of its common stock and its total number of common stock was reduced to 690,484.

On July 27, 2000, 12,000,000 shares of common stock were issued for the acquisition of a subsidiary. As a result of this issuance, 12,690,484 shares of common stock were outstanding as of June 30, 2001.


9.     STATUTORY  RESERVES

The statutory reserves represent the allocation of 10% of net income to statutory common reserve and 5% of net income to statutory common welfare fund of a subsidiary in accordance with the legal requirements in the PRC.


10.     RETIREMENT  BENEFITS  AND  OTHER  EMPLOYMENT  BENEFITS

The employees of a subsidiary are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefits liability to these retired employees. The subsidiary is required to make contributions to the state retirement plan at 19% of the monthly basic salaries of the current employees.

In addition, the subsidiary is required by law to contribute 14% and 1.5% of basic salaries of the PRC employees for staff welfare fund and education fund respectively.

11.     COMMITMENTS  UNDER  OPERATING  LEASES

     The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings. The future minimum lease payment as of June 30, 2001 is as follows:

                    2001           2000
                     US$            US$
Financial  year:
 2002  /  2001     40,867          42,916
 2003  /  2002     20,433           4,953

                   61,300          47,869

Total lease expense for the years ended June 30, 2001 and 2000 was US$61,281 and US$50,618 respectively.


12.     OPERATING  RISK

(a)     Country  risk
Currently, the Group's revenues are derived from sale of electronics and communications equipment to customers in the PRC. The Group hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Group will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Group's financial condition.


(b)  Products  risk
    In addition to competing with other electronics and communications equipment companies, the Group could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, it will be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c)  Exchange  risk
     The Group can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Group could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Reminbi converted to USD on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

          (d)  Political  risk
                Currently PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by the United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.


13.     FINANCIAL  INSTRUMENTS

Financial instruments consist principally of temporary cash investments and accounts receivable.

The Group places its temporary cash investments with various financial institutions in the PRC. The Company believes that no significant credit risk exists as these investments are placed principally with government-owned financial institutions in the PRC.

The Group's business activities and accounts receivable are principally with customers in the PRC. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management's expectations.

The fair values of all of the Company's financial instruments approximate their carrying values.


14.     MAJOR  CUSTOMERS

The Group derived operating revenue from a major customer, which accounted for 61% of operating revenue. Total amount of operating revenue from this customer was US$2,182,000 during the year. No other customers accounted for over 10% of operating revenue.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) (1) On September 15, 2001 the Registrant changed accountants from Clyde Bailey, P.C. 10935 Wurzbach #203, San Antonio, TX 78230; (210)699-1287, to
Moores Rowland, 34th Floor The Lee Gardens, 33 Hysan Avenue, Causeway Bay, Hong Kong; (852) 2909-5555.


    (i) The Company decided not to reappoint Clyde Bailey, P.C. as its independent accountant;

    (ii) The financial statements reported on by Clyde Bailey, P.C. were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not qualified or modified as to uncertainty,
 audit   scope   or   accounting  principles  during  the past  two  fiscal
 years,  and  the  interim  period ended September 15,  2001;

    (iii) The decision to change accountants was approved by the Registrant's Board of Directors; and

    (iv)
      (A) There were no disagreements related to accounting principles or practices, financial statement disclosure
           , or auditing scope or procedure during the past two fiscal years and the interim period ended
            September  15, 2001.

      (B)     Not  applicable;

      (C)     Not  applicable;

      (D)     Not  applicable;  and

      (E)     Not  applicable.

(2) On September 15, 2001, the Registrant engaged Moores Rowland as its independent accountants.

      (i) The Registrant did not consult with Moores Rowland , its new independent accountants, regarding any matter prior to its engagement; and

    (ii)     Not  applicable.

(3) The Registrant has provided to Clyde Bailey, P.C., its former accountants, a copy of the disclosures contained in this Item 8 and the Registrant has requested a letter from Clyde Bailey, P.C., addressed to the Commission, confirming the statements made by the Registrant in this Item
8.  A  copy  of  such  letter  is  attached  as  Exhibit  "A".

     (b)     Not  applicable.

     PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                    Age               Position(s)  and  Office(s)
----                    ---               ---------------------------

Yonghong  Dong          34                President, Chairman of the Board &
                                          Director
Mingrong  Li            34                Treasurer,  &  Director
MingJuan  Tan           33                Secretary,  &  Director
Xiaomin  Chen           47                Director
Yihe  Wan               37                Director

YONGHONG  DONG,  B.S.  IN  ELECTRONIC  ENGINEERING,  PEKING  UNIVERSITY

August,  1996  ---  Present

President,  Wintech  Digital  Systems  Technology  Corporation

1. In charge of over all product series planning. Maintain company's focus on DSP business;
2.   In  charge  of  product  research  and  development;
3. Successfully led the company's innovation in DSP market and made Wintech the leader in Chinese DSP market in short amount of time;
4. Established advanced management system. Pushing the company to conduct business on Intranet/Internet and to adopt "B to B" e-commerce business model between the company and its agents.

August 1994 ----- August, 1996 Technical Manager, Chief Engineer, Beijing Taidishen Technology Development Corp.

1.       In  charge  of  technology  development  and  management;
2.       Obtained  several  DSP  development  contracts.

September,  1989  -----  August,  1994
Chief  Designer,  Beijing  Communication  Technology  Research  Institute

       In charge of digital signal processing portion in several national key communication projects. Was the youngest DSP expert in the institute.

MINGJUAN  TAN,  PH.D.  ELECTRICAL  ENGINEERING

1998  -  Present
Director,  Technology Department, Wintech Digital Systems Technology Corporation

       In  charge  of  research  and  development.

1995-1998
Study  for  Ph.D,  Tsinghua  University

       Focused  in  the  research  of  wireless  signal  processing.

 1993  -  1995
Senior Engineer, Electrical Information Center, Ministry of Information Industry

       Imaging  processing.


XIAOMING  CHEN,  B.S.  INDUSTRIAL  ENGINEERING

1999  -----  Present
Administrative Supervisor, Wintech Digital Systems Technology Corporation 1997 ----- 19999
President,  Beijing  Mindi  Science  and  Technology  Development  Co.,  Ltd.
        Focused on telecommunication system and computer system integration. 1993 ----- 1997
Director,  President,  Beijing  ReiCi  Communication System Development Co. Ltd.
         Communication    terminal   equipment   technology    development   and
import/export.
MINGRONG  LI,  M.S.  ,  PEKING  UNIVERSITY
October,  1999  -----  Present
Marketing Department Manager, Wintech Science and Technology Development Corp. August, 1993 ----- September, 1999
President,  Beijing  Chang  An  Hudsons  Electronic  Co.  Ltd
         Market video signal processing and teleconference system to both domestic and international clients.


YIHE  WAN  ,  M.S.  ,  NORTH-WEST  TELECOMMUNICATION  UNIVERSITY

May,  2000  ----  Present
   Technology  Department  Manager,  Wintech  Digital  Systems  Technology
Corporation
September,  1984---April,  2000
  Jiangxi  Wireless  Factory
   Engaged in researching and developing the products of the communication system, as vice-chief engineer, and as chief director for Tsingha Tongfang number 713 factory designing institute.
September,  1980____Augest  ,  1984
   Study  for  B.S.  in  North-West  Telecommunication  University


COMPLIANCE  WITH  SECTION  16(A)OF  THE  EXCHANGE  ACT

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended June 30, 2001,was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.


ITEM  10.  EXECUTIVE  COMPENSATION

     The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last fiscal year.

SUMMARY  COMPENSATION  TABLE



SUMMARY  COMPENSATION  TABLE


                                 Annual Compensation  Awards       Long Term     Compensation
Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI     Other
                                                              Annual       Stock         SARs (#)    Payout
                                                              Comp.        Awards
----------------------------------------------------------------------------------------------------------
Yonghong Dong,                2000     13800       -0-         -0-         -0-           -0-         -0-       -0-
President


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth certain information concerning the stock ownership as of June 30, 2001, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 12,690,500 shares of Common Stock issued on June 30,2001.



  Name  and address                   Amount  of  Common        Percent of
  of beneficial owner                 Stock  Beneficially      Common Stock
   and management                          Owned             Beneficially Owned

  Mr. Yonghong Dong          50.8%
  President and Chairman
  No. 48-30 Gensi Road Taixing Town Taixing  Shi
  Jiangsu Province China                   6,453,200               50.8%

  Mr.  Xiaoming  Chen
  Vice  President  of  Administration
  Director
  North 21-601 Zhaoshang Road Shekou ShenZhen ,
  Guangdong Province, China
                                             884,000                6.9%

  Mr.  Baolin  Zheng
  119-3-9 No.19 Xisanhuan Middle Road  Haidian District,
  Beijing China                             707,200                 5.5%

  Mr.  Mingrong  Li
  Treasurer,  Vice  President  of  Marketing
  and Director     176,800
  No.  22-3-502  Dongzhuang  You  An  Men  Wai  Fengtai  District,
  Beijing China
                                               -                    1.3%

  Mr.  Yihe  Wan
  Director
  Qianqu  1-104  No.781  Shili Da Dao Lushan Disctrict Jiujiang
  Jiangxi Province, China                   176,800                 1.3%





ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM  13.  EXHIBITS

(a)  Exhibits


          EXHIBIT  "A"

October  15,  2000

Securities  and  Exchange  Commission
450  Fifth  Street  N.W.
Washington,  D.C.  20549

RE:  Wintech  Digital  Systems  Technology  Corporation

Dear  Sir/Madam:

Pursuant  to  the  request  of  the  above  referenced  Company, we affirm that:

     (1) We have read the Company's response to Item 8 of Form 10K-SB dated October 15, 2001; and

     (2)     We  agree  with  the  response.

Sincerely,

Clyde  Bailey,  P.C.


(b)  Reports  on  Form  8-K

1. On August 10, 2000, the Company filed a Current Report on Form 8-K/A to describe the terms of the Agreement and Plan of Reorganization dated July
25,  2000
     regarding the acquisition of Beijing Wintech Science and Technology Corp. by the
     Company.

2. On September 5, 2000, the Company filed a current report on Form 8-K/A to provide the required financial statements in connection with the acquisition of Beijing Wintech Science and Technology Corp., which had been reported on a current report on Form 8-K/A, filed August 10, 2000.

3. On September 6, 2000, the Company filed a current report on Form 8-K/A to correct a minor error in the Form 8-K/A filed on September 5, 2000.

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of October, 2001.


Wintech  Digital  Systems  Technology  Corporation


____________
/s/  Yonghong  Dong,  President  &  Director


____________
/s/  Mingrong  Li,  Treasurer,  Vice-President  &  Director


____________
/s/  Xiaomin  Chen,  Director


__________________
/s/  Mingjuan  Tan,  Secretary,  &  Director


___________
/s/  Yihe  Wan,  Director