Form 10QSB
period 2001-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2001-11-15
CIK 1113226

FORM 10Q-SB
                   General Form for Registration of Securities
                            of Small Business Issuers

                          Under Section 12(b) or (g) of
                       the Securities Exchange Act of 1934

                 Wintech Digital Systems Technology Corporation
             (Exact name of Registrant as specified in its charter)


              NEVADA                 0-30553               88-0325524
(State  or  other  jurisdiction   (Commission           (I.R.S.  Employee
      of  incorporation)          File Number)        Identification  No.)


          Room 1016, Hailong Building, Zhongguancun, Haidian District,
                             Beijing, China, 100080
                     (Address of principal executive offices)

     Registrant's telephone number, including area code: (0118610) 82664708

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30,  2001

     [  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

 Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant's classes  of  common  stock,  as  of the latest practicable date.

                    Class  Outstanding  as  of   September  30,  2001

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

ITEM  4.  RESULTS  OF  OPERATIONS                                    14

 PART  II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      14

SIGNATURES                                                           15

                          PART  1.  FINANCIAL  INFORMATION

                                        Item  1.  Financial  Statements.

The accompanying unaudited financial statements, set forth herein under Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.


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

Consolidated  Statement  of  Cash  Flows  Stated  in  RMB         F-3

Consolidated  Balance  Sheet  Stated  in  USD                     F-4

Consolidated  Statement  of  Operations  Stated  in  USD          F-5

Consolidated  Statement  of  Cash  Flows  Stated  in  USD         F-6



                                           Wintech Digital Systems Technology Corp.
                                  (Formerly known as Temple Summit Financial Projects, Inc.)
                                Consolidated  balance  Sheet Stated in RMB September  30, 2001
                                           (Unaudited) and June 30, 2001 ( Audited)


ASSETS                                                                                       As of Sep. 30,   As of June 30,
                                                                                                  2001             2001
                                                                                               (Unaudited)       (Audited)
                                                                                                   RMB              RMB
Current Assets:
Cash & Cash Equivalents                                                                        3,603,172.18     3,698,563.00

Accounts receivable Net of Provision                                                           2,251,555.40     2,443,221.20

Other receivables                                                                              3,101,096.91     3,041,775.70

Inventory                                                                                      4,124,340.40     3,036,596.50

Prepaid expenses                                                                                       0.00             0.00

Amounts due from investors                                                                             0.00             0.00

Total Current Assets                                                                          13,080,164.89    12,220,156.40


Property & Equipment
Property & Equipment                                                                           1,504,858.90     1,445,718.90

Accumulated Depreciation                                                                        (413,080.39)     (351,131.50)

Total property & Equipment                                                                     1,091,778.51     1,094,587.40


Other Assets
Goodwill                                                                                               0.00             0.00

Total Other Assets                                                                                     0.00             0.00

Total Assets                                                                                  14,171,943.40    13,314,743.80


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                                               1,052,280.11       739,530.00

Accrued Expenses                                                                                 767,991.36       674,009.80

Other taxes payable                                                                            2,024,253.96     1,932,264.90

Note Payable- Line of Credit                                                                   1,657,817.10     1,657,817.10

Income Taxes Payable                                                                             517,656.62       490,770.70

Total Current Liabilities                                                                      6,019,999.15     5,494,392.50

Total Liabilities                                                                              6,019,999.15     5,494,392.50

Stockholders'  Equity
Common Stock, 200,000,000 Shares Authorized                                                      105,335.30       105,335.30

Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated)
Paid in Capital                                                                                4,916,056.80     4,916,056.80

Retained earnings(Deficit)                                                                     2,574,203.15     2,242,610.20

Stated Reserves                                                                                  556,349.00       556,349.00

Net Stockholders' Equity                                                                       8,151,944.25     7,820,351.30

Total Liabilities and Investors' Equity                                                       14,171,943.40    13,314,743.80



Wintech  Digital  Systems  Technology  Corp.
(Formerly  known  as  Temple  Summit  Financial  Projects,  Inc.)
Consolidated  Statement  of  Operations  Stated  in  RMB  (  Unaudited)




                                                                           For the Three Months Ended September 30
                                                                                         2001              2000
                                                                                      (Unaudited)      (Unaudited)
                                                                                          RMB              RMB
Revenues
Sales of Products and Services. . . . . . . . . . . . . . .                             2,314,512.90    1,854,622.77

Other Sales and Revenues                                                                2,314,512.90    1,854,622.77

        Total Revenues

Cost of Revenues
Cost of Products and Services  .                                                          867,928.65      678,912.24

        Gross Profit       .                                                            1,446,584.25    1,175,710.53

Expenses
Selling General and administrative Expenses          .                                  1,094,277.60      690,287.32

        Total Expenses                                                                  1,094,277.60      690,287.32

Income(loss) from Operations                                                              352,306.65      485,423.21

Other Income (Expenses)
Interest Expenses

Interest income                                                                             7,047.28       14,118.08

Other income(Expenses)    .                                                                  -875.06       63,772.60


Total Other Income (Expenses)                                                               6,172.22       77,890.68

Income Before taxes . . . . . . . . . . . . . . . . . . . .                               358,478.87      563,313.89
Provisions for Income Tax . . . . . . . . . . . . . . . . .                               (26,885.92)      84,497.08

Net income RMB     .                                                                      331,592.95      478,816.81

Basic Earnings Per Share RMB. . . . . . . . . . . . . . . .                                     0.02            0.04

Diluted Earnings Per Share RMB. . . . . . . . . . . . . . .                                     0.02            0.04

Weighted Average Shares Outstanding Retroactively Restated                                11,901,459      12,690,484



                            Wintech  Digital  Systems  Technology  Crop.
                    (Formerly  known  as  Temple  Summit  Financial  Projects,Inc.)
                       Statement  of  Cashflows  Stated  in  RMB(Unaudited)


                                                                     For the Three Months Ended September 30

                                                                                  2001           2000
Cash Flows from Operating Activities
Net Income                                                                     331,592.95      478,862.81

Adjustments to Reconcile Net Income (Loss) to
Net cash Provided by Operating Activities;
Depreciation                                                                     61948.89       24,902.84

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable                                     191,665.80     (552,443.50)
(Increase) Decrease in Prepaid Expenses                                              0.00     (168,094.37)
(Increase) Decrease in Advances to Suppliers                                         0.00         (182.00)
(Increase) Decrease in Inventory                                            (1,087,743.90)    (185,279.32)
(Increase) Decrease in Other Receivable                                        (59,321.21)     (35,442.40)
(Decrease) Increase in Accounts Payable                                        312,750.11      (11,635.00)
(Decrease) Increase in Income Taxes Payable                                     26,885.92       84,528.08
(Decrease) Increase in Other Taxes Payable                                      91,989.06      205,018.20
(Decrease) Increase in Accrued Expenses                                         93,981.56   (1,594,378.98)
Net Cash Provided (Used) in Operating Activities                               (36,250.82)  (1,754,143.64)

Cash Flows from Investing Activities
Purchase of Fixed Assets                                                       (59,140.00)     (51,016.77)
Net Cash (Used) in Investing Activities                                        (59,140.00)     (51,016.77)

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
Sale of Common Stock                                                                 0.00    1,473,391.26
Net Cash Provided by Financing Activities                                            0.00    1,473,391.26

Increase (Decrease) in Cash & Cash Equivalents                                 (95,390.82)    (331,769.15)

 Cash & Cash Equivalents at Beginning of Period                              3,698,563.00    3,828,021.00

 Cash & Cash Equivalents at End of Period                                    3,603,172.18    4,159,790.15
Disclosures from Operating Activities:
Interest Expense
Taxes

                                    Wintech  Digital  Systems  Technology  Corp.
                          (Formerly  known  as  Temple  Summit  Financial  Projects,  Inc.)
                          Consolidated  balance  Sheet  Stated  in  USD  September  30,  2001
                                           (Unaudited) and June 30, 2001 ( Audited)


ASSETS                                                                                       As of Sep. 30,   As of June 30,
                                                                                                  2001             2001
                                                                                               (Unaudited)       (Audited)
                                                                                                   USD              USD
Current Assets:
Cash & Cash Equivalents                                                                          435,333.97       445,610.00

Accounts receivable Net of Provision                                                             272,032.11       294,364.00

Other receivables                                                                                374,673.41       366,479.00

Inventory                                                                                        498,301.32       365,855.00

Prepaid expenses                                                                                       0.00             0.00

Amounts due from investors                                                                             0.00             0.00

Total Current Assets                                                                           1,580,340.81     1,472,308.00


Property & Equipment
Property & Equipment                                                                             181,816.51       174,183.00

Accumulated Depreciation                                                                         (49,908.22)      (42,305.00)

Total property & Equipment                                                                       131,908.29       131,878.00


Other Assets
Goodwill                                                                                               0.00             0.00

Total Other Assets                                                                                     0.00             0.00

Total Assets                                                                                   1,712,249.10     1,604,186.00


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                                                 127,136.10        89,100.00

Accrued Expenses                                                                                  92,788.44        81,206.00

Other taxes payable                                                                              244,569.63       232,803.00

Note Payable- Line of Credit                                                                     200,296.87       199,737.00

Income Taxes Payable                                                                              62,543.09        59,129.00

Total Current Liabilities                                                                        727,334.13       661,975.00

Total Liabilities                                                                                727,334.13       661,975.00

Stockholders'  Equity
Common Stock, 200,000,000 Shares Authorized                                                       12,726.57        12,691.00

Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated)
Paid in Capital                                                                                  593,956.22       592,296.00

Retained earnings(Deficit)                                                                       311,014.30       270,194.00

Stated Reserves                                                                                   67,217.88        67,030.00

Net Stockholders' Equity                                                                         984,914.97       942,211.00

Total Liabilities and Investors' Equity                                                        1,712,249.10     1,604,186.00




                            Wintech  Digital  Systems  Technology  Corp.
                 (Formerly  known  as  Temple  Summit  Financial  Projects,  Inc.)
             Consolidated  Statement  of  Operations  Stated  in  USD  (  Unaudited)




                                                             For the Three Months Ended September 30

                                                                                           2001           2000
                                                                                        (Unaudited)    (Unaudited)
                                                                                            USD            USD
Revenues
Sales of Products and Services. . . . . . . . . . . . . . .                               279,638.62   224,074.86

Other Sales and Revenues                                                                  279,638.62   224,074.86

        Total Revenues

Cost of Revenues
Cost of Products and Services  .                                                          104,862.83    82,025.93

        Gross Profit       .                                                              174,775.79   142,048.93

Expenses
Selling General and administrative Expenses          .                                    132,210.23    83,400.27

        Total Expenses                                                                    132,210.23    83,400.27

Income(loss) from Operations                                                               42,565.56    58,648.66

Other Income (Expenses)
Interest Expenses

Interest income                                                                               851.45     1,705.74

Other income(Expenses)    .                                                                  -105.72     7,704.98

      Total Other Income (Expenses)                                                           745.73     9,410.72

Income Before taxes . . . . . . . . . . . . . . . . . . . .                                43,311.29    68,059.38
Provisions for Income Tax . . . . . . . . . . . . . . . . .                                (3,248.35)  (10,208.91)

       Net income RMB     .                                                                40,062.94    57,850.47

Basic Earnings Per Share RMB. . . . . . . . . . . . . . . .                                     0.02         0.04

Diluted Earnings Per Share RMB. . . . . . . . . . . . . . .                                     0.02         0.04

Weighted Average Shares Outstanding Retroactively Restated                                11,901,459   12,690,484



                             Wintech  Digital  Systems  Technology  Crop.
                    (Formerly  known  as  Temple  Summit  Financial  Projects,Inc.)
                         Statement  of  Cashflows  Stated  in  USD(Unaudited)


                                                                    For the Three Months Ended September 30
                                                                                  2001         2000
Cash Flows from Operating Activities
Net Income                                                                      40,062.94     57,856.05

Adjustments to Reconcile Net Income (Loss) to
Net cash Provided by Operating Activities;
Depreciation                                                                     7,484.64      3,008.75

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable                                      23,156.99    (66,746.03)
(Increase) Decrease in Prepaid Expenses                                              0.00    (20,309.10)
(Increase) Decrease in Advances to Suppliers                                         0.00        (21.99)
(Increase) Decrease in Inventory                                              (131,420.83)   (22,385.38)
(Increase) Decrease in Other Receivable                                         (7,167.17)    (4,282.14)
(Decrease) Increase in Accounts Payable                                         37,786.35     (1,405.74)
(Decrease) Increase in Income Taxes Payable                                      3,248.35     10,212.65
(Decrease) Increase in Other Taxes Payable                                      11,114.08     24,770.23
(Decrease) Increase in Accrued Expenses                                         11,354.84   (192,632.30)
Net Cash Provided (Used) in Operating Activities                                (4,380.81)  (211,935.00)

Cash Flows from Investing Activities
Purchase of Fixed Assets                                                        (7,145.27)    (6,163.83)
Net Cash (Used) in Investing Activities                                         (7,145.27)    (6,163.83)

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
Sale of Common Stock                                                                 0.00    178,014.60
Net Cash Provided by Financing Activities                                            0.00    178,014.60

Increase (Decrease) in Cash & Cash Equivalents                                 (11,525.08)   (40,084.23)

 Cash & Cash Equivalents at Beginning of Period                                446,859.05    462,500.12

 Cash & Cash Equivalents at End of Period                                      435,333.97    502,584.35
Disclosures from Operating Activities:
Interest Expense
Taxes
                                                  F-6



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


Item  3.  Events  Subsequent  to  the  Third  Quarter

None.

Item  4.  Results  of  Operations

For the three month period ended September 30, 2001 revenues were $279,638.62 or RMB 2,314,512.90.

Cost consisted primarily of salary for engineers, cost of promotion, rental expenses for office, , depreciation and other miscellaneous expenses. The increase of costs were primarily attributable to expenditures to support the increase in revenues and the new product development.

Liquidity  and  Capital  Resource.

During the quarter ended September 30, 2001, cash and cash equivalents was $435,333.97 or
RMB  3,603,172.18  versus  $502,541.85  or  RMB  4,159,790.15    for the quarter
ending September 30, 2000. The decrease in cash is due to the expense related to the research and development of new product line.

Business  Risks.

The Company is facing two risks, namely, market risk and technical risk. If the Company needs funding and is not successful in raising capital, its market share could be lost and the development of new DSP products could be effected.

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

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None



                                                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Wintech  Digital  System  Technology  Corp.

     By:/s/Yonghong  Dong

     By:/S_________________________________________
     Yonghong  Dong,  President,  Chairman  of  the  Board  of  Directors

     Date:    November  15,  2001