Form 10QSB
period 2001-12-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2002-02-15
CIK 1113226

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
                     (Address of principal executive offices)

     Registrant's telephone number, including area code: (0118610) 82664708

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For  the quarterly period ended December 31,  2001

     [  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

 Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant's classes  of  common  stock,  as  of the latest practicable date.

                    Class  Outstanding  as  of   December  31,  2001

             $0.001  Par  Value     12,690,484  Class  A  Common  Stock  Shares

                              TABLE  OF  CONTENTS

PART  1

ITEM  1.  FINANCIAL  STATEMENTS                                               3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
                 PLAN  OF  OPERATION                                         15

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  THIRD  QUARTER                        15

ITEM  4.  RESULTS  OF  OPERATIONS                                            15

 PART  II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              16

SIGNATURES                                                                   17

                          PART  1.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements.

The accompanying unaudited financial statements, set forth herein under Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.



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

Consolidated  Statement  of  Cash  Flows  Stated  in  RMB              F-3

Consolidated  Balance  Sheet  Stated  in  USD                          F-4

Consolidated  Statement  of  Operations  Stated  in  USD               F-5

Consolidated  Statement  of  Cash  Flows  Stated  in  USD              F-6



                                           Wintech Digital Systems Technology Corp.
                                  (Formerly known as Temple Summit Financial Projects, Inc.)
                                 Consolidated  balance  Sheet Stated in RMB December  31, 2001
                                           (Unaudited) and June 30, 2001 ( Audited)


ASSETS                                                                                       As of  Dec. 31,   As of June 30,
                                                                                                   2001             2001
                                                                                               (Unaudited)        (Audited)
                                                                                                   RMB               RMB
Current Assets:
Cash & Cash Equivalents                                                                         3,280,763.42     3,698,563.00

Accounts receivable Net of Provision                                                            2,198,619.48     2,443,221.20

Other receivables                                                                               3,220,169.38     3,041,775.70

Inventory                                                                                       5,641,112.02     3,036,596.50

Prepaid expenses                                                                                        0.00             0.00

Amounts due from investors                                                                              0.00             0.00

Total Current Assets                                                                           14,340,664.30    12,220,156.40

Long term investment                                                                              250,000.00             0.00

Property & Equipment
Property & Equipment                                                                            1,603,932.90     1,445,718.90

Accumulated Depreciation                                                                         (534,714.28)     (351,131.50)

Total property & Equipment                                                                      1,069,218.62     1,094,587.40


Other Assets
Goodwill                                                                                                0.00             0.00

Total Other Assets                                                                                      0.00             0.00

Total Assets                                                                                   15,659,882.92    13,314,743.80




LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                                                1,385,122.97       739,530.00

Accrued Expenses                                                                                  841,132.96       674,009.80

Other taxes payable                                                                             2,393,620.98     1,932,264.90

Note Payable- Line of Credit                                                                    1,657,817.10     1,657,817.10

Income Taxes Payable                                                                              546,231.25       490,770.70

Total Current Liabilities                                                                       6,823,925.26     5,494,392.50

Total Liabilities                                                                               6,823,925.26     5,494,392.50

Stockholders'  Equity
Common Stock, 200,000,000 Shares Authorized                                                       105,335.30       105,335.30

Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated)
Paid in Capital                                                                                 4,916,056.80     4,916,056.80

Retained earnings(Deficit)                                                                      3,258,216.56     2,242,610.20

Stated Reserves                                                                                   556,349.00       556,349.00

Net Stockholders' Equity                                                                        8,835,957.66     7,820,351.30

Total Liabilities and Investors' Equity                                                        15,659,882.92    13,314,743.80




                                         Wintech Digital Systems Technology Corp.
                                (Formerly known as Temple Summit Financial Projects, Inc.)
                             Consolidated Statement of Operations Stated in RMB ( Unaudited)



                                                                   For the three                 For the six
                                                                Months Ended Dec. 31,         Months Ended Dec. 31

                                                                 2001           2000            2001           2000
                                                              (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
                                                                  RMB            RMB             RMB            RMB
Revenues
Sales of Products and Services                               2,687,044.17   23,196,420.85   5,001,557.07   25,051,043.62

Other Sales and Revenues                                     2,687,044.17   23,196,420.85   5,001,557.07   25,051,043.62

        Total Revenues

Cost of Revenues
Cost of Products and Services                                1,237,969.70   20,088,701.46   2,105,898.35   20,767,613.70

        Gross Profit.                                        1,449,074.47    3,107,719.39   2,895,658.72    4,283,429.92

Expenses
Selling General and administrative Expenses                  1,068,079.38    1,105,585.75   2,162,356.98    1,795,873.07

        Total Expenses                                       1,068,079.38    1,105,585.75   2,162,356.98    1,795,873.07

Income(loss) from Operations                                   380,995.09    2,002,133.64     733,301.74    2,487,556.85

Other Income (Expenses)
Interest Expenses

Interest income                                                      0.00        7,327.95       7,047.28       21,446.03

Other income(Expenses)                                               0.00            0.00        -875.06       63,772.60

      Total Other Income (Expenses)                                  0.00        7,327.95       6,172.22       85,218.63

Income Before taxes                                            380,995.09    2,009,461.59     739,473.96    2,572,775.48
Provisions for Income Tax                                      (28,574.63)    (108,461.08)    (55,460.55)    (192,958.16)

       Net income RMB                                          352,420.46    1,901,000.51     684,013.41    2,379,817.32

Basic Earnings Per Share RMB                                         0.03            0.15           0.05            0.19
                                                                                                           ==============

Diluted Earnings Per Share RMB                                       0.03            0.15           0.05            0.19

Weighted Average Shares Outstanding Retroactively Restated     12,690,484      12,690,484     12,690,484      12,690,484











                              Wintech Digital Systems Technology Crop.
                     (Formerly known as Temple Summit Financial Projects,Inc.)
                          Statement of Cashflows Stated in RMB(Unaudited)


                                                                   For the Six Months Ended Dec. 31

                                                                          2001            2000
Cash Flows from Operating Activities
Net Income                                                            1,015,606.36    2,379,817.32

Adjustments to Reconcile Net Income (Loss) to
Net cash Provided by Operating Activities;
Depreciation                                                            183,582.78      233,269.23

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable                              244,601.72   (4,063,840.00)
(Increase) Decrease in Prepaid Expenses                                       0.00       42,500.00
(Increase) Decrease in Advances to Suppliers                                  0.00     (550,916.87)
(Increase) Decrease in Inventory                                     (2,604,515.52)    (414,408.36)
(Increase) Decrease in Other Receivable                                (178,393.68)    (317,052.13)
(Decrease) Increase in Accounts Payable                                 645,592.97    3,021,743.00
(Decrease) Increase in Income Taxes Payable                              55,460.55      192,958.16
(Decrease) Increase in Other Taxes Payable                              461,356.08      602,704.47
(Decrease) Increase in Accrued Expenses                                 167,123.16   (1,563,052.80)
Net Cash Provided (Used) in Operating Activities                         (9,585.58)    (436,277.98)

Cash Flows from Investing Activities
Purchase of Fixed Assets                                               (158,214.00)    (783,479.57)
Long term investment                                                   (250,000.00)           0.00
Net Cash (Used) in Investing Activities                                (408,214.00)    (783,479.57)

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
Sale of Common Stock                                                          0.00    1,653,366.26
Net Cash Provided by Financing Activities                                     0.00    1,653,366.26

Increase (Decrease) in Cash & Cash Equivalents                         (417,799.58)     433,608.71

 Cash & Cash Equivalents at Beginning of Period                       3,698,563.00    3,820,391.00

 Cash & Cash Equivalents at End of Period                             3,280,763.42    4,253,999.71
Disclosures from Operating Activities:
Interest Expense
Taxes





                                           Wintech Digital Systems Technology Corp.
                                  (Formerly known as Temple Summit Financial Projects, Inc.)
                                 Consolidated  balance  Sheet Stated in USD December  31, 2001
                                           (Unaudited) and June 30, 2001 ( Audited)


ASSETS                                                                                       As of  Dec. 31,   As of June 30,
                                                                                                   2001             2001
                                                                                               (Unaudited)        (Audited)
                                                                                                   USD               USD
Current Assets:
Cash & Cash Equivalents                                                                            396390.24        446869.85

Accounts receivable Net of Provision                                                               265642.83        295196.24

Other receivables                                                                                  389069.10        367515.13

Inventory                                                                                          681573.60        366889.36

Prepaid expenses                                                                                        0.00             0.00

Amounts due from investors                                                                              0.00             0.00

Total Current Assets                                                                              1732675.77       1476470.58

Long term investment                                                                                30205.64             0.00

Property & Equipment
Property & Equipment                                                                               193791.28        174675.46

Accumulated Depreciation                                                                           (64605.55)       (42424.61)

Total property & Equipment                                                                         129185.73        132250.85


Other Assets
Goodwill                                                                                                0.00             0.00

Total Other Assets                                                                                      0.00             0.00

Total Assets                                                                                      1892067.14       1608721.43

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                                                   167354.10         89351.91

Accrued Expenses                                                                                   101627.84         81435.59

Other taxes payable                                                                                289203.41        233461.19

Note Payable- Line of Credit                                                                       200301.71        200301.71

Income Taxes Payable                                                                                65997.06         59296.17

Total Current Liabilities                                                                          824484.12        663846.57

Total Liabilities                                                                                  824484.12        663846.57

Stockholders'  Equity
Common Stock, 200,000,000 Shares Authorized                                                         12726.88         12726.88

Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated)
Paid in Capital                                                                                    593970.57        593970.57

Retained earnings(Deficit)                                                                         393666.07        270957.91

Stated Reserves                                                                                     67219.50         67219.50

Net Stockholders' Equity                                                                          1067583.02        944874.86

Total Liabilities and Investors' Equity                                                           1892067.14       1608721.43







                                    Wintech Digital Systems Technology Corp.
                           (Formerly known as Temple Summit Financial Projects, Inc.)
                        Consolidated Statement of Operations Stated in USD ( Unaudited)



                                                                  For the Six             For the Three
                                                              Months Ended Dec. 31      Months Ended Dec. 31
                                                                2001         2000         2001         2000
                                                             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                                                 USD          USD          USD          USD
Revenues
Sales of Products and Services                                324655.56   2802650.95    604300.93   3026731.22

Other Sales and Revenues                                      324655.56   2802650.95    604300.93   3026731.22

Total Revenues

Cost of Revenues
Cost of Products and Services                                 149574.67   2427168.34    254440.03   2509196.25

Gross Profit                                                  175080.89    375482.61    349860.90    517534.97

Expenses
Selling General and administrative Expenses                   129048.08    133579.70    261261.51    216981.98

Total Expenses                                                129048.08    133579.70    261261.51    216981.98

Income(loss) from Operations                                  46032.81     241902.91    88599.39     300552.99

Other Income (Expenses)
Interest Expenses

Interest income                                                 0.00        885.38       851.47       2591.16

Other income(Expenses)                                          0.00         0.00        -105.73      7705.17

Total Other Income (Expenses)                                   0.00        885.38       745.74      10296.33

Income Before taxes                                           46032.81     242788.29    89345.13     310849.32
Provisions for Income Tax                                     (3452.46)   (13104.54)    (6700.88)   (23313.70)

Net income                                                    42580.35     229683.75    82644.25     287535.62

Basic Earnings Per Share                                         Nil         0.02         0.01         0.02
                                                                                                    ===========

Diluted Earnings Per Share                                       Nil         0.02         0.01         0.02

Weighted Average Shares Outstanding Retroactively Restated   12,690,484   12,690,484   12,690,484   12,690,484





                            Wintech Digital Systems Technology Crop.
                    (Formerly known as Temple Summit Financial Projects,Inc.)
                         Statement of Cashflows Stated in USD(Unaudited)


                                                  For the Six Months Ended Dec. 31

                                                                          2001          2000
Cash Flows from Operating Activities
Net Income                                                               122708.16    287535.62

Adjustments to Reconcile Net Income (Loss) to
Net cash Provided by Operating Activities;
Depreciation                                                              22180.94     28184.19

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable                                29553.41   (491003.55)
(Increase) Decrease in Prepaid Expenses                                       0.00      5134.96
(Increase) Decrease in Advances to Suppliers                                  0.00    (66563.19)
(Increase) Decrease in Inventory                                        (314684.23)   (50069.88)
(Increase) Decrease in Other Receivable                                  (21553.98)   (38307.05)
(Decrease) Increase in Accounts Payable                                   78002.20    365094.72
(Decrease) Increase in Income Taxes Payable                                6700.89     23313.70
(Decrease) Increase in Other Taxes Payable                                55742.22     72820.30
(Decrease) Increase in Accrued Expenses                                   20192.24   (188852.04)
Net Cash Provided (Used) in Operating Activities                          (1158.15)   (52712.22)

Cash Flows from Investing Activities
Purchase of Fixed Assets                                                 (19115.82)   (94662.01)
Long term investment                                                     (30205.64)        0.00
Net Cash (Used) in Investing Activities                                  (49321.46)   (94662.01)

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
Sale of Common Stock                                                          0.00    199763.94
Net Cash Provided by Financing Activities                                     0.00    199763.94

Increase (Decrease) in Cash & Cash Equivalents                           (50479.61)    52389.71

 Cash & Cash Equivalents at Beginning of Period                          446869.85    461589.42

 Cash & Cash Equivalents at End of Period                                396390.24    513979.13
Disclosures from Operating Activities:
Interest Expense
Taxes



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


Item  3.  Events  Subsequent  to  the  Third  Quarter

None.

Item  4.  Results  of  Operations

For the three month period ended December 31, 2001 revenues were $324,655.56 or RMB 2,687,044.17.

Cost consisted primarily of salary for engineers, cost of promotion, rental expenses for office, , depreciation and other miscellaneous expenses.

Liquidity  and  Capital  Resource.

During the quarter ended December 31, 2001, cash and cash equivalents was $396,390.24 or RMB 3,280,763.24 versus $513,979 or RMB 4,254,204 for the quarter ending December 31, 2000. The decrease in cash is due to the expense related to the research and development of new product line.

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

     Wintech  Digital  System  Technology  Corp.

     By:/s/Yonghong  Dong

     By:/S_________________________________________
     Yonghong  Dong,  President,  Chairman  of  the  Board  of  Directors

     Date:    February  15,  2002