Form 10QSB
period 2002-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2002-05-15
CIK 1113226

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


                 For  the  quarterly  period  ended March 31, 2002

     [  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

 Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant's classes  of  common  stock,  as  of the latest practicable date.

            Class                       Outstanding  as  of   March  31,  2002

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

                          PART  1.  FINANCIAL  INFORMATION

    Item  1.  Financial  Statements.

The accompanying unaudited financial statements, set forth herein under Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

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

Consolidated  Statement  of  Cash  Flows  Stated  in  RMB              F-3

Consolidated  Balance  Sheet  Stated  in  USD                          F-4

Consolidated  Statement  of  Operations  Stated  in  USD               F-5

Consolidated  Statement  of  Cash  Flows  Stated  in  USD              F-6





                                      Wintech  Digital  Systems  Technology  Corp.
                             (Formerly  known  as  Temple  Summit  Financial  Projects,  Inc.)
                              Consolidated  balance  Sheet  Stated  in  RMB  March  31,  2002
                                         (Unaudited) and June 30, 2001 ( Audited)


ASSETS                                                                                       As of  Mar. 31,   As of June 30,
                                                                                                   2002             2001
                                                                                               (Unaudited)        (Audited)
                                                                                                   RMB               RMB
Current Assets:
Cash & Cash Equivalents                                                                         2,778,890.17     3,698,563.00

Accounts receivable Net of Provision                                                            1,951,293.48     2,443,221.20

Other receivables                                                                               3,215,596.09     3,041,775.70

Inventory                                                                                       4,651,743.26     3,036,596.50

Prepaid expenses                                                                                        0.00             0.00

Amounts due from investors                                                                              0.00             0.00

Total Current Assets                                                                           12,597,523.00    12,220,156.40

Long term investment                                                                              500,000.00             0.00

Property & Equipment
Property & Equipment                                                                            1,647,521.23     1,445,718.90

Accumulated Depreciation                                                                         (538,180.36)     (351,131.50)

Total property & Equipment                                                                      1,109,340.87     1,094,587.40


Other Assets
Goodwill                                                                                                0.00             0.00

Total Other Assets                                                                                      0.00             0.00

Total Assets                                                                                   14,206,863.87    13,314,743.80


L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
Accounts Payable                                                                                  911,216.81       739,530.00

Accrued Expenses                                                                                  767,906.34       674,009.80

Other taxes payable                                                                             2,202,338.76     1,932,264.90

Note Payable- Line of Credit                                                                    1,657,817.10     1,657,817.10

Income Taxes Payable                                                                              546,231.25       490,770.70

Total Current Liabilities                                                                       6,085,510.26     5,494,392.50

Total Liabilities                                                                               6,085,510.26     5,494,392.50

Stockholders'  Equity
Common Stock, 200,000,000 Shares Authorized                                                       105,335.30       105,335.30

Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated)
Paid in Capital                                                                                 4,916,056.80     4,916,056.80

Retained earnings(Deficit)                                                                      2,543,612.51     2,242,610.20

Stated Reserves                                                                                   556,349.00       556,349.00

Net Stockholders' Equity                                                                        8,121,353.61     7,820,351.30

Total Liabilities and Investors' Equity                                                        14,206,863.87    13,314,743.80





                                    Wintech  Digital  Systems  Technology  Corp.
                       (Formerly  known  as  Temple  Summit  Financial  Projects,  Inc.)
                    Consolidated  Statement  of  Operations  Stated  in  RMB  (  Unaudited)


                                               For the Nine Months Ended      For the Three Months Ended
                                                       Mar. 31                          Mar. 31
                                               2002                2001       2002                  2001
                                                     (Unaudited)                     (Unaudited)
                                                         RMB                             RMB
Revenues
Sales of Products and Services               2,147,479.42    2,544,837.29   7,149,036.49      27,595,880.91

Other Sales and Revenues                     2,147,479.42    2,544,837.29   7,149,036.49      27,595,880.91

        Total Revenues

Cost of Revenues
Cost of Products and Services  .             1,239,806.02    1,271,425.96   3,345,704.37      22,039,039.66

        Gross Profit       .                   907,673.40    1,273,411.33   3,803,332.12       5,556,841.25

Expenses
Selling General and administrative Expenses  1,307,042.62    1,007,740.50   3,469,399.60       2,803,613.57

        Total Expenses                       1,307,042.62    1,007,740.50   1,469,399.60       2,803,613.57

Income(loss) from Operations                  (399,369.22)     265,670.83     333,932.52       2,753,227.68

Other Income (Expenses)
Interest Expenses

Interest income                                 10,058.12        5,900.79     17,105.40           27,346.82

Other income(Expenses)    .                      6,300.00      280,000.00      5,424.94          343,772.60


      Total Other Income (Expenses)             16,358.12      285,900.79     22,530.34          371,119.42

Income Before taxes                           (383,011.10)     551,571.62    356,462.86        3,124,347.10
Provisions for Income Tax                            0.00      (41,367.87)   (55,460.55)        (234,326.03)

       Net income RMB     .                   (383,011.10)     510,203.75    301,002.31        2,890,021.07

Basic Earnings Per Share RMB                       (0.030)          0.040          .024                .0228


Diluted Earnings Per Share RMB                     (0.030)          0.040          .024                .0228

Weighted Average Shares Outstanding
              Retroactively Restated           12,690,484      12,690,484     12,690,484          12,690,484






                              Wintech Digital Systems Technology Crop.
                      (Formerly known as Temple Summit Financial Projects,Inc.)
                           Statement of Cashflows Stated in RMB(Unaudited)


                                                                   For the Nine Months Ended Mar. 31

                                                                           2002           2001
Cash Flows from Operating Activities
Net Income                                                               301,002.31    2,881,972.07

Adjustments to Reconcile Net Income (Loss) to
Net cash Provided by Operating Activities;
Depreciation                                                             187,048.86      112,584.16

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable                               491,927.72   (1,804,695.40)
(Increase) Decrease in Prepaid Expenses                                        0.00      (46,746.91)
(Increase) Decrease in Advances to Suppliers                                   0.00   (1,182,818.47)
(Increase) Decrease in Inventory                                      (1,615,146.76)  (1,873,197.20)
(Increase) Decrease in Other Receivable                                 (173,820.39)    (351,281.99)
(Decrease) Increase in Accounts Payable                                  171,686.81      367,341.92
(Decrease) Increase in Income Taxes Payable                               55,460.55      234,357.03
(Decrease) Increase in Other Taxes Payable                               270,073.86      488,068.80
(Decrease) Increase in Accrued Expenses                                   93,896.54   (1,210,050.01)
Net Cash Provided (Used) in Operating Activities                        (217,870.50)  (2,384,466.00)

Cash Flows from Investing Activities
Purchase of Fixed Assets                                                (201,802.33)    (698,607.57)
Long term investment                                                    (500,000.00)           0.00
Net Cash (Used) in Investing Activities                                 (701,802.33)    (698,607.57)

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
Sale of Common Stock                                                           0.00    1,473,390.26
Net Cash Provided by Financing Activities                                      0.00    1,473,390.26

Increase (Decrease) in Cash & Cash Equivalents                          (919,672.83)  (1,609,683.31)

 Cash & Cash Equivalents at Beginning of Period                        3,698,563.00    3,828,021.00

 Cash & Cash Equivalents at End of Period                              2,778,890.17    2,218,337.69
Disclosures from Operating Activities:
Interest Expense
Taxes




                                           Wintech Digital Systems Technology Corp.
                                  (Formerly known as Temple Summit Financial Projects, Inc.)
                                  Consolidated  balance  Sheet Stated in USD March  31, 2002
                                           (Unaudited) and June 30, 2001 ( Audited)


ASSETS                                                                                       As of  Mar. 31,   As of June 30,
                                                                                                   2002             2001
                                                                                               (Unaudited)        (Audited)
                                                                                                   USD               USD
Current Assets:
Cash & Cash Equivalents                                                                           335,720.17       446,826.66

Accounts receivable Net of Provision                                                              235,737.49       295,167.71

Other receivables                                                                                 388,479.00       367,479.61

Inventory                                                                                         561,981.21       366,853.90

Prepaid expenses                                                                                        0.00             0.00

Amounts due from investors                                                                              0.00             0.00

Total Current Assets                                                                            1,521,917.87     1,476,327.88

Long term investment                                                                               60,405.44             0.00

Property & Equipment
Property & Equipment                                                                              199,038.49       174,658.58

Accumulated Depreciation                                                                          (65,018.04)      (42,420.51)

Total property & Equipment                                                                        134,020.45       132,238.07


Other Assets
Goodwill                                                                                                0.00             0.00

Total Other Assets                                                                                      0.00             0.00

Total Assets                                                                                    1,716,343.76     1,608,565.95




L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
Accounts Payable                                                                                  110,084.90        89,343.27

Accrued Expenses                                                                                   92,771.44        81,427.72

Other taxes payable                                                                               266,066.49       233,438.63

Note Payable- Line of Credit                                                                      200,282.35       200,282.35

Income Taxes Payable                                                                               65,990.68        59,290.44

Total Current Liabilities                                                                         735,195.86       663,782.41

Total Liabilities                                                                                 735,195.86       663,782.41

Stockholders'  Equity
Common Stock, 200,000,000 Shares Authorized                                                        12,725.65        12,725.65

Par Value of $.001;
12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated)
Paid in Capital                                                                                   593,913.16       593,913.16

Retained earnings(Deficit)                                                                        307,296.07       270,931.71

Stated Reserves                                                                                    67,213.02        67,213.02

Net Stockholders' Equity                                                                          981,147.90       944,783.54

Total Liabilities and Investors' Equity                                                         1,716,343.76     1,608,565.95








                                          Wintech Digital Systems Technology Corp.
                                 (Formerly known as Temple Summit Financial Projects, Inc.)
                               Consolidated Statement of Operations Stated in USD ( Unaudited)





                                                For the Three Months Ended          For the Nine Months Ended
                                                        Mar. 31                             Mar. 31
                                               2002                   2001        2002                      2001
                                                      (Unaudited)                         (Unaudited)
                                                          USD                                 USD
Revenues
Sales of Products and Services               259,438.88            307,432.90   863,681.41             3,333,761.90

Other Sales and Revenues                     259,438.88            307,432.90   863,681.41             3,333,761.90

        Total Revenues

Cost of Revenues
Cost of Products and Services                149,782.06            153,596.53   404,197.50             2,662,459.34

        Gross Profit                         109,656.82            153,836.37   459,483.91               671,302.57

Expenses
Selling General and administrative Expenses  157,904.97            121,741.61   419,141.23               338,694.75

        Total Expenses                       157,904.97            121,741.61   419,141.23               338,694.75

Income(loss) from Operations                 (48,248.15)            32,094.76    40,342.68               332,607.81

Other Income (Expenses)
Interest Expenses

Interest income                                1,215.13                712.85     2,066.52                 3,303.67

Other income(Expenses)    .                      761.11             33,825.82       655.39                41,529.97



      Total Other Income (Expenses)            1,976.24             34,538.67     2,721.91                44,833.64

Income Before taxes                          (46,271.91)            66,633.44    43,064.59               377,441.45
Provisions for Income Tax                          0.00             (4,997.51)   (6,700.24)             (28,308.11)

       Net income      .                     (46,271.91)            61,635.93    36,364.35               349,133.34

Basic Earnings Per Share                         (0.003)                0.005         .003                     .028


Diluted Earnings Per Share                       (0.003)                0.005         .003                     .028

Weighted Average Shares Outstanding
             Retroactively Restated          12,690,484            12,690,484   12,690,484               12,690,484






                             Wintech Digital Systems Technology Crop.
                     (Formerly known as Temple Summit Financial Projects,Inc.)
                          Statement of Cashflows Stated in USD(Unaudited)


                                                                    For the Nine Months Ended Mar. 31

                                                                           2002           2001
Cash Flows from Operating Activities
Net Income                                                                36,364.35    348,157.37

Adjustments to Reconcile Net Income (Loss) to
Net cash Provided by Operating Activities;
Depreciation                                                              22,597.53     13,599.12

Change in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable                                59,430.23   (218,003.83)
(Increase) Decrease in Prepaid Expenses                                        0.00     (5,646.88)
(Increase) Decrease in Advances to Suppliers                                   0.00   (142,876.59)
(Increase) Decrease in Inventory                                        (195,127.31)  (226,276.61)
(Increase) Decrease in Other Receivable                                  (20,999.39)   (42,435.09)
(Decrease) Increase in Accounts Payable                                   20,741.63     44,376.70
(Decrease) Increase in Income Taxes Payable                                6,700.24     28,309.31
(Decrease) Increase in Other Taxes Payable                                32,627.86     58,949.70
(Decrease) Increase in Accrued Expenses                                   11,343.72   (146,255.04)
Net Cash Provided (Used) in Operating Activities                         (26,321.14)  (288,101.84)

Cash Flows from Investing Activities
Purchase of Fixed Assets                                                 (24,379.91)   (84,390.94)
Long term investment                                                     (60,405.44)         0.00
Net Cash (Used) in Investing Activities                                  (84,785.35)   (84,390.94)

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable
Sale of Common Stock                                                           0.00    177,993.40
Net Cash Provided by Financing Activities                                      0.00    177,993.40

Increase (Decrease) in Cash & Cash Equivalents                          (111,106.49)  (194,499.38)

 Cash & Cash Equivalents at Beginning of Period                          446,826.66    462,489.00

 Cash & Cash Equivalents at End of Period                                335,720.17    267,989.62
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


Item  3.  Events  Subsequent  to  the  Third  Quarter

None.

Item  4.  Results  of  Operations

For the three month period ended March 31, 2002 revenues were $259,438.88 or RMB 2,147,479.42.

Cost consisted primarily of salary for engineers, cost of promotion, rental expenses for office, , depreciation and other miscellaneous expenses.

Liquidity  and  Capital  Resource.

During the quarter ended March 31, 2002, cash and cash equivalents was $335,720.17 or RMB 2,778,890.17 versus $267,989.62 or RMB 2,218,337.69 for the quarter ending March  31,  2001.

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

     Wintech  Digital  System  Technology  Corp.

     By:/s/Yonghong  Dong

     By:/S_________________________________________
     Yonghong  Dong,  President,  Chairman  of  the  Board  of  Directors

     Date:    May  15,  2002