Form 10KSB
period 2002-06-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2002-10-15
CIK 1113226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

                     For the fiscal year ended June 30, 2002



                 Wintech Digital Systems Technology Corporation
               (Exact name of Registrant as specified in charter)

           NEVADA                  0-30553                   88-0325524
 (State or other jurisdiction    (Commission            (I.R.S.  Employee
   of  incorporation)            File  Number)           Identification  No.)


       Room 1016, Hailong Grant Building, Zhongguancun, Haidian District,
                             Beijing, China, 100080
                     (Address of principal executive offices)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 31, 2002, was approximately $424,346.

      The number of shares held by non-affiliates of registrant's Common Stock outstanding on August 31, 2002, was 4,714,964.

     The number of shares of Registrant's Common Stock outstanding on August 31, 2002, was 13,413,700.

     The Registrant's total revenues for the year ended June 30, 2002, were $1,278,062.





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

ITEM  6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
              OR  PLAN  OF  OPERATIONS                                     4

ITEM  7.      FINANCIAL  STATEMENTS                                        6

ITEM  8.      CHANGES  IN  AND  DISAGREEMENTS  WITH
              ACCOUNTANTS  ON  ACCOUNTING
              AND  FINANCIAL  DISCLOSURE     .                             22

                                    PART III

ITEM  9.      DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
              AND  CONTROL  PERSONS;  COMPLIANCE  WITH
              SECTION  16(a)  OF  THE  EXCHANGE  ACT     .                 22

ITEM  10.     EXECUTIVE  COMPENSATION     .                                24

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN
              BENEFICIAL  OWNERS  AND  MANAGEMENT     .                    24

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED
              TRANSACTIONS     .                                           25

SIGNATURES                                                                 26

PART  I

ITEM  1.   DESCRIPTION  OF  BUSINESS

Business  Development

Wintech Digital Systems Technology Corporation (the " Company"or " Wintech") was originally formed as Beijing Wintech Technology Co. LTD ("Beijing Wintech") in accordance with the rules and regulations of the People's Republic of China. Wintech's business is developing and marketing Digital Signal Processing ("DSP") related products. DSP technology is widely used in the fields of networking, telecommunication, and digital appliances. Wintech has developed a whole series of DSP development systems, including both hardware and software. The systems are marketed to DSP electrical engineers and universities. Having worked closely with Texas Instrument (TI), Wintech developed the newest generation DSP emulators based on TI's XDS560 technology. Through the release of its new emulators in May, 2002 (available on TI's web site at hView&Start=1&Count=100&Expand=6#6), Wintech has started to market its product in the international market.


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


Business  of  Issuer

     DSP is the abbreviation of Digital Signal Processing. DSP is the core technology in the digital age. Just like a CPU is the brain of a computer and controls the operation of the computer, a DSP chip is the brain to many devices, including networking equipments, telecommunication equipments, and many industrial control devices. As a third party partner of Taxes Instruments ("TI"), using TI DSP chips, Wintech has developed a series of DSP development tools, including DSP Hardware Modules, DSP Emulators, DSP Experiment Development Systems. These development tools are marketed to electrical engineers. Wintech also provides training and consulting services to these engineers to help them to use the tools to develop end user products. Wintech products are also purchased by universities for teaching and lab use. During the past year, Wintech has put significant resource in the development of new generation emulators, resulting in the release of two newest generation emulators: TDS560LAN and TDS560PCI. Wintech is one of the few companies in the world that released new generation emulators based on TI's XDS560 technology, and is the only one that released an Ethernet version (TDS560LAN).


Wintech faces competition in DSP development system business as it enters the international market. There are several US and European companies that have been in the DSP emulator and development board market for many years. They have well-established product line and distribution channels.

Information regarding Wintech, including product and service information, can be found at http://www.wintechdigital.com/ .

As  of  August  31,  2002,  the  Company  has  40  full  time  employees.

ITEM  2.   DESCRIPTION  OF  PROPERTY

The company currently leases office spaces located at: Room 1016, Hailong Grant Building, Zhongguancun, Haidian District, Beijing, China, 100080, and space for research, development and production at Building 1, Suite 1001, Guoji ChuangYeYuan, ShanDiXinxi ZhongLu, HiaDian District, Beijing, China 100085.

ITEM  3.   LEGAL  PROCEEDINGS

The  Company  is  presently  not  involved  in  any  legal  proceedings.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fiscal year ended on June 30, 2002, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II


ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

     The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during the fiscal year ended June 30, 2002. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

      Quarter                         HIGH                           LOW
      -------                         ----                           ---

      September  30,  2001            $0.51                         $0.15
      December  31,  2001             $0.30                         $0.10
      March  31,  2002                $0.50                         $0.15
      June  30,  2002                 $0.55                         $0.20


Shareholders

     There were approximately 289 record holders of Common Stock as of June 30, 2002, holding a total of 13,413,700 outstanding shares of Common Stock of which 237,936 was in the public float.


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

Events  That  Took  Place  Subsequent  to  Fiscal  Year  Ending  June  30, 2002.

On June 24, 2002, Wintech signed distribution agreement with ForDSP Corp., 2F 301B/D, 301-2, Yangjae Dong, Seocho-Ku, Seoul, Korea. ForDSP Corp. will promote and market Wintech product line in Korea, and will provide technical support for Wintech products.

On July 29, 2002, Wintech signed distribution agreement with ROINOS Co.,Ltd. , 71-1-314, Nogawa, Miyamae-Ku, Kowasaki City, Kanagawa, 216-0001, Japan. ROINOS Co.,Ltd. will promote and market Wintech product line in Japan, and will provide technical support for Wintech products.

On  September  1,  2002,  Wintech  signed  distribution  agreement  with  G.S.
Technologies, 22 Manor Street, Alfey Menashe, 44851, Israel. G.S. Technologies will promote and market Wintech product line in Israel, and will provide technical support for Wintech products.

Also in July, 2002, Wintech signed a confidential agreement with a research group in Beijing, China. According the agreement, Wintech acquired all the rights of the Speech and Video algorithms developed by this group. The algorithms include Super Low Bit-Rate Vocoder, Communication-Used Speech-Coding Algorithms, Low Bit-Rate Vocoder, and Video-Coding Algorithms. Detailed information on these products can be found at http://www.wintechdigital.com/dspe.htm. According the agreement, in the next four years, Wintech shall make four payments of total 2.1 million shares of Wintech common stocks to the group. The first payment of 400,000 shares have been issued to the group in July of 2002. Currently the group is converting the algorithms to TI DSP platforms to meet the demand of Wintech US customers.

Results  of  Operations

For  the  period  ending  June  30,  2002:

According to the "Consolidated Statement of Operations" set forth on Page F-2 of the attached financial statements, the total revenue for the period ended June 30, 2002 was $1,278,062. All the revenue comes from the operation of the Company's wholly owned subsidiary, Beijing Wintech, which was acquired by the Company on July 25, 2000. Beijing Wintech's total revenue for the period ended June 30, 2001 was $3,656,229. The decrease in revenue from $3,656,229 (for the period ended June 30, 2001) to $1,278,062 (for the period ended June 30, 200) was due to the absence of an one time sale of Integrated Circuit inventory that occurred in the quarter ended December 31, 2000. The Integrated Circuit inventory was acquired from another business who discontinued the product line. It was acquired for $2,337,191 and sold for $2,485,895. Without the one time revenue of $2,485,895, the total revenue for the period ended June 30, 2001 would have been 1,170,334. Gross profit for the year ended June 30, 2002, decreased to $611,530, compared to $817,812 in fiscal year 2001. The decrease in gross profit was the result of the decrease in sales and the decrease in profit margin due to market condition.

Inventories increased from $365,855 for period ended June 30, 2001 to $403,325, due to the slow down of the market, especially the telecommunication market. Selling, general and administrative expenses for the year ended June 30, 2002, increased to $848,011, compared to $491,610 in fiscal year 2001. The main reason for the increase was due to the US$200,000 paid to Mr. Dong as directors' remuneration and the bad debts provision amounted to US$158,000 during the year. The increase was also due to the increases in the R&D cost, in particular, the cost related to the development of the new generation XDS560 class emulators. As the result of reduced gross profit and increased expense, the company suffered a net loss of $257,001 in the period ended June 30, 2002, compare to a net profit of $282,767 in the period ended June 30, 2001.


Capital  Resources  and  Liquidity

The Company completed the reverse acquisition of Beijing Wintech on July 25, 2001. 100% of the registered share capital of Beijing Wintech was acquired by the Company, in exchange for 12,000,000 shares of the Company's $0.001 par value common stock. After issuing 12,000,000 shares of the common stock to Beijing Wintech, the Company had a total of 12,690,500. shares of common stock issued and outstanding.

At June 30, 2002, the Company had $403,902 cash on hand. Accounts receivable was $72,706. Inventories were $403,325. The management believes that the Company's current cash on hand is sufficient to meet the Company's capital needs for the next 12 months.


Competition

Wintech faces competition in DSP development system business as it enters the international market. There are several US and European companies that have been in the DSP emulator and development board market for many years. They have well-established product line and distribution channels. Some Chinese companies also started sell emulators similar to Wintech's XDS510 class emulators. Wintech believes that, as the first few companies in the world that released the XDS560 class emulators, it has the technology lead. It also has the price advantage since its R&D and manufacturing are done in China.


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

During the next year, the company will focus in the following areas: continue to develop DSP system products; continue to establish international distribution channels; and develop VOIP algorithms that runs on TI DSP chips. In particular, Wintech will emphasize on the development of the international market. Having established Wintech California office and three distributorship in Korea, Japan and Israel, Wintech will continue its effort in developing other markets, especially in Europe and Southeast Asia.



ITEM  7.   FINANCIAL  STATEMENTS

     See the audited financial statements attached hereto and numbered F-1 through F-14.

                 WINTECH DIGITAL SYSTEMS TECHNOLOGY CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2002

                 WINTECH DIGITAL SYSTEMS TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Pages
-------
Report  of  Independent  Certified  Public  Accountants         F-1

Consolidated  Statements  of  Operations                        F-2

Consolidated  Balance  Sheets                                   F-3

Consolidated  Statements  of  Stockholders'  Equity             F-4

Consolidated  Statements  of  Cash  Flows                       F-5

Notes  to  Consolidated  Financial  Statements             F-6  to  F-14

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


To the Board of Directors and Shareholders of Wintech Digital Systems Technology Corporation


We have audited the accompanying consolidated balance sheets of Wintech Digital Systems Technology Corporation (the "Company") and its subsidiaries (hereinafter collectively referred to as the "Group") as of June 30, 2001 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of June 30, 2001 and 2002 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


Chartered  Accountants
Certified  Public  Accountants
Hong  Kong
Date:  30  September  2002



                            WINTECH DIGITAL SYSTEMS TECHNOLOGY CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Years ended June 30, 2001 and 2002



                                                                            For the year ended June
                                                                                    30
                                                                         ------------------------------
                                                                           2001                 2002
                                                Note                       $US                  $US
                   Operating revenue             3
Sales of goods                                                           3,601,086            1,078,875
Service income                                                              55,143              199,187
                                                                         ------------------------------
Total operating revenue                                                  3,656,229            1,278,062
                                                                         ------------------------------
                   Cost of sales
Sales of goods                                                          (2,824,841)           (653,708)
Provision of services                                                      (13,576)            (12,824)
                                                                         ------------------------------
Total cost of sales                                                     (2,838,417)           (666,532)
                                                                         ------------------------------
                   Gross profit

Operating expenses
Depreciation                                                               (21,318)            (33,270)
Handling and shipping costs                                                 (3,153)             (3,894)
Selling, general and administrative expenses                              (491,610)           (848,011)
                                                                          -----------------------------
                   Income (Loss) from operations                           301,731            (273,645)

                   Non-operating income
Interest income                                                              3,833               2,617
Sundry income                                                               10,120              29,197
                                                                           ---------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                         (315,684)           (241,831)

Provision for income taxes                       4                         (32,917)            (15,170)
                                                                           ---------------------------
NET INCOME (LOSS)                                                          282,767            (257,001)


Numerator:
Net income (loss) used in computing basic
 earnings per share of common stock                                        282,767            (257,001)

Denominator:
Weighted average number of shares used in
 calculating basic earnings per share of common stock                   11,901,459           12,690,484

Earnings (loss) per share ("EPS"):               3
    Basic                                                                      .02                (.02)
                                                                           ----------------------------
    Diluted                                                                    .02                (.02)
                                                                           ============================


                                                      F-2




                     WINTECH  DIGITAL  SYSTEMS  TECHNOLOGY  CORPORATION
                             CONSOLIDATED  BALANCE  SHEETS
                          As  of  June  30,  2001  and  2002



                                                               AS OF JUNE 30,
                                                               ---------------
                                                              2001           2002
                                                              -----         ------
                                                  NOTE         US$           US$

ASSETS
CURRENT ASSETS
Cash and bank balances                                         445,610     403,902
Accounts receivable, trade                                     294,364      72,706
Prepayments and other receivables                               31,892      81,442
INVENTORIES                                          5         365,855     403,325

TOTAL CURRENT ASSETS                                         1,137,721     961,375

Property and equipment, net                          6         131,878     115,065

Total assets                                                 1,269,599   1,076,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loan                                                199,737           -
Accounts payable, trade                                         89,100      22,963
Accrued charges and other payables                              81,206     169,652
Income tax payable                                              59,129      66,161
Taxes other than income                                        232,803     299,201

TOTAL CURRENT LIABILITIES                                      661,975     557,977

STOCKHOLDERS' EQUITY
Common stock, US$0.001 par value                                12,691      12,691
 Authorized 200,000,000 shares
 Issued and outstanding:
 12,690,484 shares as of June 30, 2001 and 2002
Additional paid-in capital                                     592,296     592,296
Due from related parities                            7        (334,587)   (166,747)
Retained earnings (Accumulated losses)                         270,194     (16,973)
Statutory reserves                                   8          67,030      97,196

TOTAL STOCKHOLDERS' EQUITY                                     607,624     518,463

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   1,269,599   1,076,440




                                             F-3





                                 WINTECH  DIGITAL  SYSTEMS  TECHNOLOGY  CORPORATION
                                CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY

                                          YEARS ENDED JUNE 30, 2001 AND 2002




                                                                           RETAINED
                                       COMMON STOCK           ADDITIONAL   EARNINGS/
                                      --------------           PAID-IN   (ACCUMULATED    STAUTORY
                                NO. OF SHARES   PAR VALUE      CAPITAL     LOSSES)       RESERVE      TOTAL
                                                   US$           US$         US$           US$
Balances as of July 1, 2000       138,096,863     138,097      466,890      48,322        6,135       659,444

Reverse split of 200 for 1       (137,406,379)   (137,406)     137,406           -            -             -

Issuance of shares                 12,000,000      12,000      (12,000)          -            -             -

Net income                                  -           -            -     282,767            -       282,767

Transfer to statutory reserves              -           -            -     (60,895)     60,895              -

Balances as of June 30, 2001       12,690,484      12,691      592,296     270,194      67,030        942,211

Net loss for the year                       -           -            -    (257,001)         -        (257,001)

Transfer to statutory reserves              -           -            -     (30,166)     30,166              -

BALANCES AS OF JUNE 30, 2002       12,690,484      12,691      592,296     (16,973)     97,196        685,210



                                                         F-4





                           WINTECH  DIGITAL  SYSTEMS  TECHNOLOGY  CORPORATION

                              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                               YEARS  ENDED  JUNE  30,  2001  AND  2002



                                                                           FOR THE YEAR ENDED JUNE 30,
                                                                           ----------------------------
                                                                                2001        2002
                                                                               ------      ------

                                                                                 US$         US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              282,767   (257,001)

Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation                                                                 21,318     33,270
Changes in working capital:
   Accounts receivable, trade                                                 (115,127)   221,658
   Prepayments and other receivables                                            (2,001)   (49,550)
   Inventories                                                                (155,746)   (37,470)
   ACCOUNTS PAYABLE, TRADE                                                      81,758    (66,137)
   Accrued charges and other payable                                            32,958     88,446
   Income tax                                                                   29,568      7,032
   Taxes other than income                                                      89,206     66,398

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      264,701      6,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                           (110,020)   (16,457)

NET CASH USED IN INVESTING ACTIVITIES                                         (110,020)   (16,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related parties                                                      (149,816)   167,840
Due to a related party                                                         (21,744)         -
Repayment of short-term loan                                                         -   (199,737)

NET CASH USED IN FINANCING ACTIVITIES                                         (171,560)   (31,897)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (16,879)   (41,708)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 462,489    445,610

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       445,610    403,902

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash and bank balances                                                         445,610    403,902


                                                F-5



                 WINTECH DIGITAL SYSTEMS TECHNOLOGY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2002



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

Temple had no operations until the investing transactions described below. On April 12, 2000 Temple sold all of its assets and liabilities to Nevada Mining & Metals Corporation, a Nevada Corporation. The Company had a cash balance of US$978 and no other assets or liabilities as of June 30, 2000.

On July 25, 2000, Beijing Wintech Science and Technology Development Corporation ("Wintech Technology") was acquired by Temple in exchange for an aggregate of 12,000,000 shares of common stock and became a wholly-owned subsidiary of Temple. Wintech Technology was established on August 23, 1996 as a limited liability company in Beijing, People's Republic of China ("PRC"), with an operating period of 10 years. Wintech Technology is principally engaged in developing Digital Signal Processing ("DSP") solutions for network, telecommunication and general-purpose platforms. Wintech Technology manufactures and sells DPS products; and related materials, as well as providing consulting services.

Prior to the acquisition Temple conducted a 200 for 1 reverse split of its common stock on July 24, 2000. At the time of the reverse split the 138,096,863 shares outstanding were reduced to 690,484 shares. On July, 2000, 12,000,000 shares were issued for the acquisition, with 12,690,484 shares issued and outstanding as of June 30, 2001. The transaction between Wintech Technology and Temple has been accounted for as a reverse merger of Temple by Wintech Technology.

By a resolution of the board of directors passed on August 1, 2000, Temple changed its name to Wintech Digital Systems Technology Corporation.

On December 7, 2000, a wholly-owned subsidiary, Beijing Wintech Digital Company Limited ("Wintech Digital") was approved to be incorporated in the PRC with registered capital of US$200,000 of which US$50,000 was paid-up. Wintech Digital has not conducted any business since incorporation and is under the process of voluntary dissolution.

1.     ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (CONTINUED)

On November 29, 2001, a 50% investment, Beijing Wintech Xin-Li Technology Development Company Limited ("Xin-Li") was established in the PRC with fully paid-up registered capital of RMB500,000 (US$60,403). The interests in Xin-Li were held temporarily by Wintech Technology. Pursuant to a share transfer agreement dated March 12, 2002, all interests in Xin-Li held by Wintech
Technology  were  sold  to  an  existing  owner  at  cost.

On February 28, 2002, Beijing Wintech Xing-Ye Technology Development Company Limited ("Xing-Ye"), was established in the PRC, with Wintech Technology owning 60% interest. The registered capital is RMB500,000 (US$60,403) and was fully paid-up by the owners. Pursuant to share transfer agreements dated March 20, 2002, all interests in Xing-Ye held by the minority interests were transferred to Wintech Technology at cost. Since then, Xing-Ye became a wholly-owned subsidiary. Xing-Ye is still in the development stage and will be engaged in the development and manufacturing of DSP related products and services.



2.     BASIS  OF  PRESENTATION

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").



3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PREPARATION

The consolidated financial statements, expressed in Renminbi ("RMB"), are prepared in accordance with the historical cost convention.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the financial information of the Company and its subsidiaries ("the Group").

The results of subsidiaries acquired during the year are consolidated from their effective date of acquisition.

All material intercompany balances and transactions have been eliminated in consolidation.

Revenue  recognition

Net sales represent the invoiced value of goods, net of value-added tax ("VAT") and returns. Revenue from consulting services represents the invoiced amounts net of business tax. The Group generally recognizes product revenue or service revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided respectively, the fees are fixed or determinable, and collection is probable.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

INCOME  TAXES

The Group did not carry on any business and did not maintain any branch office in the United States of America. No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and / or losses of the Group has been provided as the earnings of the subsidiaries, in the opinion of the management, will be reinvested indefinitely.

Provision for income and other related taxes has been made in accordance with the tax rates and laws in effect in the PRC, the Group's principal place of operation.

Income tax expense is computed based on pre-tax income included in the consolidated statements of operations.

The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the carrying amounts of tax bases assets and liabilities and their reported amounts. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

                               Earnings per share

The calculation of basic EPS is based on net income for the year attributable to shareholders and is calculated using weighted average number of common stock outstanding during the year.

Diluted EPS is computed by dividing earnings available to common shareholders by the weighted average number of common stocks outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted EPS are the same.

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

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Depreciation is calculated to write off the cost of property and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight line method at the rate of 20% per annum.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INVENTORIES

Inventories are stated at the lower of cost or market value. The cost of inventories is determined using the weighted average method. Potential losses from obsolete and slow-moving inventories are provided for when identified.
Cost  includes  purchase  price,  freight  charges  and  other related expenses.

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

On consolidation, the financial statements of the PRC subsidiaries are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences arising on consolidation are recorded within equity.

There was no significant fluctuation in the exchange rate of US$ and RMB, the exchange rate adopted was same as 2001.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

OPERATING  LEASES

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

USES  OF  ESTIMATES

The preparation of the Group's financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

The Group provides an allowance for doubtful accounts equal to the estimated uncollectable amounts. The Group's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Group's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of US$53,012 and US$158,620 as of June 30, 2001 and 2002 respectively.

RELATED  PARTIES

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combination" and superceded APB No. 16 "Business Combination" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations initiated after June 30, 2001 are to be accounted for using the purchase method, the pooling of interest method of accounting is prohibited.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". The SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Group will adopt SFAS No. 142 effective on July 1, 2002, the first day of its financial year 2003. The Group had no goodwill and intangible assets as of June 30, 2002.

The Group does not believe that the adoption of SFAS No. 141 and No. 142 will have a material impact on its financial position or result of operation.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Group is currently assessing the impact of this new standard.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 requires long-lived assets be measured at the lower of selling amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to included all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operation of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Group is currently assessing the impact, if any, of the provisions of SFAS 144.


4.     PROVISION  FOR  INCOME  TAXES

The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates. Income tax has not been provided as the Company incurred a loss for taxation purposes for the year. Wintech Technology, which incorporates and is carrying on business in the PRC, and also qualified as a high-tech enterprise, is eligible to certain tax holidays and concessions. Wintech Technology is entitled to a concessionary tax rate of 15% and is exempted from the enterprise income tax for three years starting from the first year of profitable operations and then is subject to 50% reduction for the next three years. The first year of profitable operations was year ended June 30, 1997.

Deferred income tax has not been provided as the effect of temporary differences is insignificant as of June 30, 2001 and 2002.


Income  tax  expense  comprises  the  following:

                                                FOR THE YEAR ENDED JUNE 30,
                                                ---------------------------
                                                   2001          2002
                                                   ----          ----
                                                    US$           US$

    Current tax                                  32,917          15,170
    Deferred tax                                      -               -

      Income tax expenses                        32,917          15,170

4.     PROVISION  FOR  INCOME  TAXES  (CONTINUED)

The reconciliation of the PRC statutory income tax rate to the effective income tax rate based on income stated in the statements of operations is as follows:

                                                    FOR THE YEAR ENDED JUNE 30,
                                                    ---------------------------
                                                     2001              2002
                                                     ----              ----
                                                       %                %

Statutory  rate                                      15.0              15.0

Tax  concession                                      (7.5)             (7.5)
Non-deductible  activities                            1.6              (4.5)
Net  effect  on  unprovided  deferred  tax            1.3              (8.7)
Loss  of  PRC  subsidiaries                             -              (0.6)

Effective  tax  rate                                 10.4              (6.3)


5.     INVENTORIES
                                                     2001              2002
                                                      US$               US$
Inventories  comprise  the  following:

Raw  materials                                      240,149          170,621
Work-in-progress                                     58,439           38,057
Finished  goods                                      67,267          194,647

                                                    365,855          403,325


6.     PROPERTY  AND  EQUIPMENT,  NET
                             Estimated
                           useful  lives              2001             2002
                               ----
                               Years                   US$             US$

COST
 Computer  equipment             5                   96,696          113,148
 Furniture  and  fixtures        5                    2,398            3,318
 Motor  vehicles                 5                   75,089           74,174

                                                    174,183          190,640
ACCUMULATED  DEPRECIATION                           (42,305)         (75,575)

PROPERTY  AND  EQUIPMENT,  NET                      131,878          115,065

7.     RELATED  PARTY  TRANSACTIONS

     (a)     Names and relationship of related parties     Existing relationship
with  the  Group

     Dong  Yonghong     A  director  of  the  Company
     Li  Mingrong       A  director  of  the  Company
     Tan  Mingjuan      A  director  of  the  Company

(b)     Related  party  transactions
                                                      2001          2002
                                                      US$            US$
(i)  Due  from  related  parties
   Dong  Yonghong                                   238,825         61,819
   Tan  Mingjuan                                     95,762         98,888
   Li  Mingrong                                           -          6,040

                                                    334,587        166,747

The amounts due are unsecured, interest-free and not expected to be repaid in the next twelve months from June 30, 2002. No provision had been made for non-repayment of the advances.

                                                      2001          2002
                                                      US$            US$
(ii)  Directors'  remuneration
   Dong  Yonghong                                   15,367          218,774
   Tan  Mingjuan                                    10,873           14,165
   Li  Mingrong                                      7,538           14,781





8.     STATUTORY  RESERVES

The statutory reserves were maintained by a subsidiary in accordance with the legal requirements in the PRC.

Pursuant to the Articles of Association of the subsidiary, the board of directors determines the percentage of appropriations to the reserve fund and the staff welfare and bonus fund which represent 10% and 5% of net income of the subsidiary respectively. The reserve fund can be used to make good losses in previous years.

The staff welfare and bonus fund, which is to be used for the welfare of the staff and workers of the subsidiary, is of a capital nature.

9.     RETIREMENT  BENEFITS  AND  OTHER  EMPLOYMENT  BENEFITS

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

In addition, the subsidiary is required by law to contribute 14% and 1.5% of basic salaries of the PRC employees to a staff welfare fund and education fund respectively. The total contributions for the years ended June 30, 2001 and 2002 were US$32,389 and US$34,820 respectively.


10.     COMMITMENTS  UNDER  OPERATING  LEASES

     The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings. The future minimum lease payment as of June 30, 2001 and 2002 is as follows:

                                                    2001          2002
                                                     US$           US$
Financial  year:
     2002                                          40,867           -
     2003                                          20,433        20,433

                                                   61,300        20,433

Total lease expense for the years ended June 30, 2001 and 2002 was US$61,281 and US$55,939 respectively.


11.     OPERATING  RISK

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

(b)     Products  risk

In addition to competing with other electronics and communications equipment companies, the Group could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, it will be able to offer products at a lower price. There can be no assurance that the Group will remain competitive should this occur.

(c)     Exchange  risk

The Group cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Group could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Renminbi converted to US$ on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d)     Political  risk

Currently PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by an United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.


12.     FINANCIAL  INSTRUMENTS

Financial instruments consist principally of temporary cash investments and accounts receivable.

The Group places its temporary cash investments with various financial institutions in the PRC. The Group believes that no significant credit risk exists as these investments are placed in several credit-worthy banks.

The Group's business activities and accounts receivable are principally with customers in the PRC. The Group believes that no significant credit risk exists as credit losses, when realized, have been within the range of management's expectations.

The fair values of all of the Group's financial instruments approximate their carrying values.


13.     MAJOR  CUSTOMERS

The Group derived operating revenue from a major customer, which accounted for 15% of operating revenue in 2002. Total amount of operating revenue from this customer was US$199,737 during the year. No other customers accounted for over 10% of operating revenue.

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                    Age               Position(s)  and  Office(s)
----                    ---               ---------------------------

Yonghong  Dong          35                President, Chairman of the Board &
                                          Director
Mingrong  Li            35                Treasurer,  &  Director
MingJuan  Tan           34                Secretary,  &  Director
Xiaomin  Chen           48                Director
Changjiang  Deng        44                Director

Dr.  Mingjuan  Tan  is  the  wife  of  Mr.  Yonghong  Dong.

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
Director,  Technology Department, Wintech Digital Systems Technology Corporation

       In  charge  of  research  and  development.

1995-1998
Study  for  Ph.D,  Tsinghua  University

       Focused  in  the  research  of  wireless  signal  processing.

 1993  -  1995
Senior Engineer, Electrical Information Center, Ministry of Information Industry

       Imaging  processing.



XIAOMING  CHEN,  B.S.  INDUSTRIAL  ENGINEERING

1999  -----  Present

Administrative  Supervisor,  Wintech  Digital  Systems  Technology  Corporation

1997  -----  1999

President,  Beijing  Mindi  Science  and  Technology  Development  Co.,  Ltd.

        Focused  on  telecommunication  system  and computer system integration.

1993  -----  1997

Director,  President,  Beijing  ReiCi  Communication System Development Co. Ltd.

         Communication    terminal   equipment   technology    development   and
import/export.

MINGRONG  LI,  M.S.  ,  PEKING  UNIVERSITY

October,  1999  -----  Present

Marketing  Department Manager,  Wintech Science and Technology Development Corp.

August,  1993  -----  September,  1999

President,  Beijing  Chang  An  Hudsons  Electronic  Co.  Ltd
         Marketing video signal processing and teleconference system to both domestic and international clients.

CHANGJIANG  DENG,  B.S.  ELECTRONICS  ENGINEERING,  XIAN  JIAO  TONG  UNIVERSITY

Oct.  2000  -  Present

Director,  Wintech  Digital  Systems  Technology  Corp.

Planning  and  promoting  the market  for TI's DSP. Responsible for managing the
development  of  portable  application  on  Intel's     StrongARM  ,  Haier's
refrigerator controller (on TI's TMS320F2402). In charge of company's ERP and CRM system.


Oct.  2000  -  Mar.  1996

       Chief Representative Beijing office and North China sales manager , HK Gold Insignia Company Ltd.,

   Responsible  for  office  management  and  customer  relation  management.

Mar.  1996  -  Oct.  1989:

Electronic  components  sales  engineer  ,  Beijing  Stone  group  Corporation

            Responsible  for  marketing  the  electronic  components.

 Oct.  1989  -  Jun.  1982:

         R&D  Engineer,  Beijing  Orient  Electronic  Group  Corporation

Completed a new interface circuit design between radio and carrier wave equipment.



COMPLIANCE  WITH  SECTION  16(A)OF  THE  EXCHANGE  ACT

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended June 30, 2002,was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.



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


SUMMARY  COMPENSATION  TABLE

                                            SUMMARY  COMPENSATION  TABLE

                                     Annual  Compensation  Awards       Long  Term     Compensation

Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI     Other
                                                              Annual       Stock         SARs (#)           Payout
                                                              Comp.        Awards
----------------------------------------------------------------------------------------------------------
Yonghong Dong,               2001     15,900       -0-         -0-         -0-           -0-         -0-       -0-
President



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth certain information concerning the stock ownership as of June 30, 2002, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 13,413,700 shares of Common Stock issued on June 30,2002.



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth certain information concerning the stock ownership as of June 30, 2002, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 13,413,700 shares of Common Stock issued on June 30,2002.



Name and address of beneficial       Amount  of  Common          Percent of
   owner and management              Stock  Beneficially        Common Stock
                                           Owned             Beneficially Owned


Mr. Yonghong Dong                        6,803,200                  50.7%
President and Chairman
No. 48-30 Gensi Road Taixing Town Taixing  Shi
Jiangsu Province China

Mr.  Xiaoming  Chen                        904,000                   6.7%
Vice President of Administration
Director
North 21-601 Zhaoshang Road Shekou ShenZhen ,Guangdong Province, China



Ms.  Mingjuan  Tan                         403,600                   3.0%
Director
Nothr-West  4-234,  Tsinghua  University
Beijing,  China


Mr.  Mingrong  Li                          250,000                   1.9%
Treasurer, Vice President of Marketing
and Director     250,000
No.  22-3-502  Dongzhuang  You  An  Men  Wai  Fengtai  District,
Beijing China



Mr.  Changjiang  Deng                      100,000                   0.7%
Director
10  Jiu  Xian  Qiao  Rd.
Chaoyang District, Beijing, China


26




ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM  13.  EXHIBITS

None.

                           CERTIFICATIONS  PURSUANT  TO
                             18  U.S.C.  SECTION  1350,
                             AS  ADOPTED  PURSUANT  TO
                  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong,, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/  Yonghong  Dong
                                    -----------------------
                                    By:  Yonghong  Dong
                                    Chief  Executive  Officer
                                    September  30,  2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Jianpeng  Zhang
                                    -------------------------
                                    By:  Jianpeng  Zhang
                                    Chief  Financial  Officer
                                    September  30,  2002