Form 10KSB/A
period 2001-06-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2002-10-31
CIK 1113226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended June, 2001

Wintech Digital Systems Technology Corporation

(Exact name of Registrant as specified in charter)

NEVADA	0-30553	88-0325524
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employee Identification No.)

Room 1016, Hailong Building, Zhongguancun, Haidian District,

Beijing, China, 100080

 (Address of principal executive offices)

Registrant's telephone number, including area code: (0118610) 82664708

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF

THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class Common	Name of Each Stock Exchange on Which Registered None

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

      The number of shares held by non-affiliates of registrant’s Common Stock outstanding on August 31, 2001, was 4,292,500.

The number of shares of Registrant's Common Stock outstanding on August 31, 2001, was 12,690,500.

The Registrant's total revenues for the year ended June 30, 2001, were $3,656,229.

TABLE OF CONTENTS

PART I

ITEM 1.

 DESCRIPTION OF BUSINESS

ITEM 2.

 DESCRIPTION OF PROPERTY

ITEM 3.

 LEGAL PROCEEDINGS

ITEM 4.

 SUBMISSION OF MATTERS

 TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.

 MARKET FOR COMMON EQUITY AND RELATED

 STOCKHOLDER  MATTERS

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS

 OR PLAN OF OPERATION

ITEM 7.

 FINANCIAL STATEMENTS

ITEM 8.

 CHANGES IN AND DISAGREEMENTS WITH

 ACCOUNTANTS

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

 AND CONTROL PERSONS;  COMPLIANCE WITH

 SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

Wintech Digital Systems Technology Corporation (the “ Company”or “ Wintech”)  was originally formed as Beijing Wintech Technology Co. LTD ( “ Beijing Wintech ” ) in accordance with the rules and regulations of the People’s Republic of China. Wintech’s business is developing and marketing Digital Signal Processing (“DSP”) related products. DSP technology is widely used in the fields of networking, telecommunication, and digital appliances. Wintech has developed a whole series of DSP development systems, including both hardware and software. The systems are marketed to DSP electrical engineers and universities. Using its own DSP development systems, Wintech also developed end user products such as PDA mother board, refrigerator controller, and network camera (for applications such as security surveillance).

On July 25, 2000, Beijing Wintech was acquired by Temple Summit Financial Projects, Inc. (“Temple”)  for an aggregate of 12,000,000 shares of common stock.  Prior to the acquisition on July 24, 2000 a reverse split of 200 for 1 was conducted and brought the then current outstanding shares of 138,096,833 to 690,500. (16 extra shares were issued since shareholders owned less than 200 shares before reverse split each automatically received 1 share during the reverse split.) As a result of the acquisition, all officers and directors of Temple resigned and Mr. Yonghong Dong was appointed as the new President and Chairman. The transaction was accounted for as a reverse acquisition. Temple had previously filed a form 10-SB pursuant to the Securities Exchange Act of 1934, as amended, and became a fully reporting publicly traded Company. On July 25, 2000 Temple changed its name to its current name of Wintech Digital Systems Technology Corporation under which it continues to report in accordance with the Securities Exchange Act of 1934, as amended.

In  December, 2000, Wintech signed a contract with  Haier Group Company (Haier), the largest refrigerator  maker in China  ( http://www.haier.com/english/index.asp). According to the contract, Wintech would develop DSP Frequency Conversion Refrigerator Compressor Actuator for Haier.  Haier would pay Wintech for the development, technical support and the training of Haier engineers.

In January, 2001, Wintech signed  “ Emulator Product Development Software Agreement” with Texas Instrument Incorporated (TI).   According to the agreement, TI licensed certain licensed material to Wintech for the purpose of Wintech “ using the licensed material, and portions or derivatives thereof,  in the design, development, manufacturer and distribution of emulation  products”. The detailed information on the specific product remains confidential until the product is released by TI.

In March, 2001, Wintech signed “ License Agreement for System Integration” with Microsoft Corporation.  According to the agreement, Microsoft granted Wintech license on Microsoft Mobile Explorer, Version 3.x and Microsoft Windows for Smart Phone, Version 1.x, known under the code name “ Stinger”.  The license is granted solely for internal evaluation, development and testing of an OEM product.   Wintech intends to use the licensed materials  in the research and development of the hardware platform for Smart Phone.

Business of Issuer

     DSP is the abbreviation of Digital Signal Processing.  DSP is the core technology in the digital age. Just like a CPU is the brain of a computer and controls the operation of the computer, a DSP chip is the brain to many devices, including networking equipments, telecommunication equipments, and many industrial control devices. As a third party partner of Taxes Instruments (“TI”), using TI DSP chips, Wintech has developed a series of DSP development tools, including DSP Hardware Modules, DSP Emulators,  DSP Experiment Development Systems. These development tools are marketed to electrical engineers. Wintech also provides training and consulting services to these engineers  to help them to use the tools to develop end user products.  Wintech products are also purchased by universities for teaching and lab use.  During the past year, Wintech has significantly adjusted its focus. Instead mainly focused on developing and marketing the DSP development systems, Wintech started to use its own development systems to develop end user products directly. Wintech has successfully developed the following end user products: PDA mother boards, new type of energy efficient refrigerator controller board, and network camera (for security surveillance). These products are undergoing testing and will be available to market soon.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      On July 25, 2000, Beijing Wintech was acquired by Temple Summit Financial Projects, Inc. (“Temple”)  for an aggregate of 12,000,000 shares of common stock.  Prior to the acquisition on July 24, 2000 a reverse split of 200 for 1 was conducted and brought the then current outstanding shares of 138,096,833 to 690,500. (16 extra shares were issued since shareholders owned less than 200 shares before reverse split each automatically received 1 share during the reverse split.) As a result of the acquisition, all officers and directors of Temple resigned and Mr. Yonghong Dong was appointed as the new President and Chairman.  On July 25, 2000 Temple changed its name to its current name of Wintech Digital Systems Technology Corporation. Wintech presently has executive office at: Room 1016, Hailong Building, Zhongguancun, Haidian District, Beijing, China, 100080.

Events That Took Place Subsequent to Fiscal Year Ending June 30, 2001.

None.

Results of Operations

For the period ending June 30, 2001:

According to the "Consolidated Statement of Operations" set forth on Page F-2 of the attached financial statements, the total revenue for the period ended June 30, 2001 was $3,656,229. All the revenue comes from the operation of the Company’s wholly owned subsidiary, Beijing Wintech, which was acquired by the Company  on July 25, 2000. Beijing Wintech’s  total revenue  for the period ended June 30, 2000 was  $932,593.  The increase in revenue from $932,593 (for the period ended June 30, 2000) to $3,656,229 (for the period ended June 30, 2001) was partly due to an one time sale of Integrated Circuit inventory in the quarter ended December 31, 2000.   The Integrated Circuit inventory was acquired from another business who discontinued the product line.  It was acquired for  $2,337,191 and  sold for $2,485,895, realizing a profit of $148,704. Increased marketing efforts also contributed to the increase in revenue.

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

Capital Resources and Liquidity

The Company completed the reverse acquisition of Beijing Wintech on July 25, 2001. 100% of the registered share capital of Beijing Wintech was acquired by the Company, in exchange for 12,000,000 shares of the Company’s $0.001 par value common stock. After issuing 12,000,000 shares of the common stock to Beijing Wintech, the Company has a total of 12,690,500. shares of common stock issued and outstanding.

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

During the next year, the company will focus in three areas: developing DSP system products; developing embedded system; improving the company management system. DSP system has always been Wintech’s strong area. During the next year, Wintech will work closely with Taxes Instrument to finish the development of the new DSP emulation product. It will also develop image processing system (such as the one used in security camera) and software radio system (a technology used in cell phone base station). In the area of embedded system, Wintech will focus on developing systems based on Intel Strong ARM CPU. Wintech has successfully developed Strong ARM based PDA motherboard and started producing samples. During the next year, Wintech will continue to improve the PDA motherboard. It will also start research and development on Smart Phone. In order to build a stronger company, Wintech will improve its management system. It will introduce new ERP and CRM software system to enhance the planning and interaction of  its departments. It plans to enhance its product quality control and pass IS09000 certification.

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

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of

Wintech Digital System Technology Corporation

(Formerly Temple Summit Financial Project, Inc.)

We have audited the accompanying consolidated balance sheet of  Wintech Digital System Technology Corporation (the “Company”) as of June 30, 2001 and 2000 and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Wintech Digital System Technology Corporation

(Formerly Temple Summit Financial Project, Inc.)

Consolidated Balance Sheet

As of June 30, 2001

		As of June 30,
		2001	2000
	Note	US$	US$
ASSETS

Current assets
Cash and bank balances		445,610	462,489
Accounts receivable, trade		294,364	179,237
Prepayments and other receivable		31,892	29,891
Inventories	5	365,855	210,109

Total current assets		1,137,721	881,726

Property and equipment, net	6	131,878	43,176
Due from related parities	7	334,587	184,771

Total assets		1,604,186	1,109,673

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term loan		199,737	199,737
Accounts payable, trade		89,100	7,342
Accrued charges and other payable		81,206	48,248
Due to a related party	7	-	21,744
Income tax payable		59,129	29,561
Taxes other than income		232,803	143,597

Total current liabilities		661,975	450,229

Stockholders’ equity
Common stock, US$0.001 par value	8	12,691	138,097
Authorized 200,000,000 shares
Issued and outstanding: 12,690,500 shares as of June 30, 2001 138,096,863 shares as of June 30, 2000
Additional paid-in capital		592,296	466,890
Retained earnings		270,194	48,322
Statutory reserves	9	67,030	6,135

Total stockholders’ equity		942,211	659,444

Total liabilities and stockholders’ equity		1,604,186	1,109,673

                                                                                F-3

Wintech Digital System Technology Corporation

(Formerly Temple Summit Financial Project, Inc.)

Consolidated Statement of Shareholders' Equity

Year ended June 30, 2001

	Common stock		Additional paid-in capital	Accumulated deficit	Statutory reserves	Total
	Shares	Par value
		US$	US$	US$	US$	US$

Restated as of July 1, 1999 (Note 1)	78,174,530	78,175	(112,040)	186,523	23,142	175,800

Issuance of shares for cash	3,922,333	3,922	35,301	-	-	39,223

Issuance of shares for services	56,000,000	56,000	-	-	-	56,000

Reallocation of reserves(Note 2)	-	-	543,629	(495,307)	(48,322)	-

Net profit for the year	-	-	-	388,421	-	388,421

Transfer to statutory reserves	-	-	-	(31,315)	31,315	-

Balance as of June 30, 2000	138,096,863	138,097	466,890	48,322	6,135	659,444

Reverse split of 200 for 1	(137,406,363)	(137,406)	137,406	-	-	-

Issuance of shares	12,000,000	12,000	(12,000)	-	-	-

Net profit for the year	-	-	-	282,767	-	282,767

Transfer to statutory reserves	-	-	-	(60,895)	60,895	-

Balance as of June 30, 2001	12,690,500	12,691	592,296	270,194	67,030	942,211

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

Wintech Digital System Technology Corporation

(Formerly Temple Summit Financial Projects, Inc.)

Notes to Consolidated Financial Statements

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Texas on April 22, 1992 to conduct any lawful business for which corporations may be incorporated under the Texas Business Corporations Act.  In November of 1993, this corporation became the successor to a former Utah corporation named Midvale Packing Company (“Midvale”).  This succession occurred immediately following the recession of a previous merger between Midvale and a Nevada corporation named New Dawn Development Company.  The net effect was that Midvale reincorporated in Nevada as Temple Summit Financial Projects, Inc. (“Temple”).  The Company has a total of 200,000,000 authorized shares with a par value of $.001 and with 138,096,863 shares issued and outstanding as of June 30, 2000.

Temple has had no operations until the investing transactions described below.  On April 12, 2000 Temple sold all of its assets and liabilities to Nevada Mining & Metals Corporation, a Nevada Corporation.  The Company had a cash balance of US$978 and no other assets or liabilities as of June 30, 2000.

On July 25, 2000, Beijing Wintech Science and Technology Development Corporation (“Wintech Technology”) was acquired by Temple in exchange for an aggregate of 12,000,000 shares of common stock and became a wholly-owned of Temple.  Wintech Technology was established on August 23, 1996 as a limited liability company in Beijing, People’s Republic of China (“PRC”), with an operating period of 10 years.  Wintech Technology is principally engaged in developing Digital Signal Processing (“DSP”) solutions for network, telecommunication and general-purpose platforms.  Wintech Technology manufactures and sells DPS products; and related materials, as well as providing consulting services.

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

On December 7, 2000, a wholly-owned subsidiary, Beijing Wintech Digital Company Limited (“Wintech Digital”) was approved to be incorporated in the PRC with registered capital and paid-up capital of US$200,000 and US$50,000 respectively.  Wintech Digital is still in the development stage and will be engaged in the development and manufacturing of DSP related products and services.

2.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements include the financial information of the Company and its subsidiaries (“the Group”).

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

(h)

Foreign currency translation

The Company maintains its accounting books and records in United States Dollars (“US$”).  Foreign currency transactions during the year are translated to US$ at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

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

(j)

Uses of estimates

The preparation of the Group’s financial statements in conformity with US GAAP requires the management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from those estimates.

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

(n)

New accounting pronouncements

Accounting for consolidation

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  The adoption of SFAS No. 141 would not affect the accounting for the reorganization of the Group completed on May 6, 1997.

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

7.

RELATED PARTY TRANSACTIONS

(a)

Names and relationship of related parties

Existing relationships with the Group

Dong Yonghong

A director of the Company

Chen Xiaomin

A director of the Company

Tan Mingjuan

A director of a subsidiary

(b)

Related party transactions

	2001	2000
	US$	US$

(i) Directors’ emoluments	22,905	-

(ii) Due from related parties
Dong Yonghong	238,825	167,944
Tan Mingjuan	95,762	16,827

	334,587	184,771

(iii) Due to a related party
Chen Xiaomin	-	21,744

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

12.

OPERATING RISK

(a)

Country risk

Currently, the Group’s revenues are derived from sale of electronics and communications equipment to customers in the PRC.  The Group hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Group will be able to achieve such an expansion successfully.  Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Group’s financial condition.

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

          (d) Political risk

                Currently PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC.  Additionally PRC allows a Chinese corporation to be owned by the United States corporation.  If the laws or regulations are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

13.

FINANCIAL INSTRUMENTS

Financial instruments consist principally of temporary cash investments and accounts receivable.

The Group places its temporary cash investments with various financial institutions in the PRC.  The Company believes that no significant credit risk exists as these investments are placed principally with government-owned financial institutions in the PRC.

The Group’s business activities and accounts receivable are principally with customers in the PRC.  The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management’s expectations.

The fair values of all of the Company’s financial instruments approximate their carrying values.

14.

MAJOR CUSTOMERS

The Group derived operating revenue from a major customer, Haier Computer Corp., which accounted for 61% (2000: 31%) of operating revenue.  Total amount of operating revenue from this customer was US$2,182,000 (2000: US$265,365) during the year.  No other customers accounted for over 10% of operating revenue in both years.

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

(1)

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

8. A copy of such letter is attached as Exhibit “A”.

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

1998 – Present

Director, Technology Department, Wintech Digital Systems Technology Corporation

       In charge of research and development.

1995-1998

Study for Ph.D,  Tsinghua University

       Focused in the research of wireless signal processing.

 1993 – 1995

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

Name and address of beneficial owner and management	Amount of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Mr. Yonghong Dong President and Chairman No. 48-30 Gensi Road Taixing Town Taixing Shi Jiangsu Province China	6,453,200	50.8%
Mr. Xiaoming Chen Vice President of Administration Director North 21-601 Zhaoshang Road Shekou ShenZhen ,Guangdong Province, China	884,000	6.9%
Mr. Baolin Zheng 119-3-9 No.19 Xisanhuan Middle Road Haidian District, Beijing China	707,200	5.5%
Mr. Mingrong Li Treasurer, Vice President of Marketing and Director No. 22-3-502 Dongzhuang You An Men Wai Fengtai District , Beijing China	176,800	1.3%
Mr. Yihe Wan Director Qianqu 1-104 No.781 Shili Da Dao Lushan Disctrict Jiujiang Jiangxi Province, China	176,800	1.3%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

(a) Exhibits

          Exhibit “A”

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

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp.

(the "Company") on Form 10-KSB for the period ending June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

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

                                    October 30, 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp.

(the "Company") on Form 10-KSB for the period ending June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

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

                                    October 30, 2002