Form 10-Q/A
period 2002-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2002-10-31
CIK 1113226

FORM 10Q-SB/A

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

                                                   TABLE OF CONTENTS

PART 1

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  THIRD  QUARTER

ITEM  4.  RESULTS  OF  OPERATIONS

 PART II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

INDEX  TO  EXHIBITS

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

                                Wintech Digital Systems Technology Corporation

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated  balance  Sheet Stated in RMB March  31, 2002

(Unaudited) and June 30, 2001 ( Audited)

ASSETS	As of Mar. 31, 2002	As of June 30, 2001
	(Unaudited)	(Audited)
	RMB	RMB
Current Assets:
Cash & Cash Equivalents	2,778,890.17	3,698,563.00
Accounts receivable Net of Provision	1,951,293.48	2,443,221.20
Other receivables	3,215,596.09	3,041,775.70
Inventory	4,651,743.26	3,036,596.50
Prepaid expenses	0.00	0.00
Amounts due from investors	0.00	0.00
Total Current Assets	12,597,523.00	12,220,156.40

Long term investment	500,000.00	0.00
Property & Equipment
Property & Equipment	1,647,521.23	1,445,718.90
Accumulated Depreciation	(538,180.36)	(351,131.50)
Total property & Equipment	1,109,340.87	1,094,587.40

Other Assets Goodwill	0.00	0.00
Total Other Assets	0.00	0.00
Total Assets	14,206,863.87	13,314,743.80

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts Payable	911,216.81	739,530.00
Accrued Expenses	767,906.34	674,009.80
Other taxes payable	2,202,338.76	1,932,264.90
Note Payable- Line of Credit	1,657,817.10	1,657,817.10
Income Taxes Payable	546,231.25	490,770.70
Total Current Liabilities	6,085,510.26	5,494,392.50
Total Liabilities	6,085,510.26	5,494,392.50
Stockholders' Equity Common Stock, 200,000,000 Shares Authorized	105,335.30	105,335.30
Par Value of $.001; 12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated) Paid in Capital	4,916,056.80	4,916,056.80
Retained earnings(Deficit)	2,543,612.51	2,242,610.20
Stated Reserves	556,349.00	556,349.00
Net Stockholders' Equity	8,121,353.61	7,820,351.30
Total Liabilities and Investors' Equity	14,206,863.87	13,314,743.80

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated Statement of Operations Stated in RMB ( Unaudited)

	For the Three Months Ended Mar. 31		For the Nine Months Ended Mar. 31
	2002	2001	2002	2001
	(Unaudited) RMB	(Unaudited) RMB	(Unaudited) RMB	(Unaudited) RMB
Revenues Sales of Products and Services	2,147,479.42	2,544,837.29	7,149,036.49	27,595,880.91
Other Sales and Revenues	2,147,479.42	2,544,837.29	7,149,036.49	27,595,880.91
Total Revenues
Cost of Revenues
Cost of Products and Services	1,239,806.02	1,271,425.96	3,345,704.37	22,039,039.66
Gross Profit	907,673.40	1,273,411.33	3,803,332.12	5,556,841.25
Expenses
Selling General and administrative Expenses	1,307,042.62	1,007,740.50	3,469,399.60	2,803,613.57
Total Expenses	1,307,042.62	1,007,740.50	3,469,399.60	2,803,613.57
Income(loss) from Operations	(399,369.22)	265,670.83	333,932.52	2,753,227.68
Other Income (Expenses)
Interest Expenses
Interest income	10,058.12	5,900.79	17,105.40	27,346.82
Other income(Expenses)	6,300.00	280,000.00	5,424.94	343,772.60

Total Other Income (Expenses)	16,358.12	285,900.79	22,530.34	371,119.42
Income Before taxes	(383,011.10)	551,571.62	356,462.86	3,124,347.10
Provisions for Income Tax	0.00	(41,367.87)	(55,460.55)	(234326.03)
Net income RMB.	(383,011.10)	510,203.75	301,002.31	2,890,021.07
Basic Earnings Per Share RMB	(0.030)	0.040	0.024	0.228
Diluted Earnings Per Share RMB	(0.030)	0.040	0.024	0.228
Weighted Average Shares Outstanding Retroactively Restated	12,690,484	12,690,484	12,690,484	12,690,484

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
Disclosures from Operating Activities: Interest Expense
Taxes

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated  balance  Sheet Stated in USD March  31, 2002

(Unaudited) and June 30, 2001 ( Audited)

ASSETS	As of Mar. 31, 2002	As of June 30, 2001
	(Unaudited)	(Audited)
	USD	USD
Current Assets:
Cash & Cash Equivalents	335,720.17	446,826.66
Accounts receivable Net of Provision	235,737.49	295,167.71
Other receivables	388,479.00	367,479.61
Inventory	561,981.21	366,853.90
Prepaid expenses	0.00	0.00
Amounts due from investors	0.00	0.00
Total Current Assets	1,521,917.87	1,476,327.88

Long term investment	60,405.44	0.00
Property & Equipment
Property & Equipment	199,038.49	174,658.58
Accumulated Depreciation	(65,018.04)	(42,420.51)
Total property & Equipment	134,020.45	132,238.07

Other Assets Goodwill	0.00	0.00
Total Other Assets	0.00	0.00
Total Assets	1,716,343.76	1,608,565.95

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts Payable	110,084.90	89,343.27
Accrued Expenses	92,771.44	81,427.72
Other taxes payable	266,066.49	233,438.63
Note Payable- Line of Credit	200,282.35	200,282.35
Income Taxes Payable	65,990.68	59,290.44
Total Current Liabilities	735,195.86	663,782.41
Total Liabilities	735,195.86	663,782.41
Stockholders' Equity Common Stock, 200,000,000 Shares Authorized	12,725.65	12,725.65
Par Value of $.001; 12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated) Paid in Capital	593,913.16	593,913.16
Retained earnings(Deficit)	307,296.07	270,931.71
Stated Reserves	67,213.02	67,213.02
Net Stockholders' Equity	981,147.90	944,783.54
Total Liabilities and Investors' Equity	1,716,343.76	1,608,565.95

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated Statement of Operations Stated in USD ( Unaudited)

	For the Three Months Ended Mar. 31		For the Nine Months Ended Mar. 31
	2002	2001	2002	2001
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services	259,438.88	307,432.90	863,681.41	3,333,761.90
Other Sales and Revenues	259,438.88	307,432.90	863,681.41	3,333,761.90
Total Revenues
Cost of Revenues
Cost of Products and Services	149,782.06	153,596.53	404,197.50	2,662,459.34
Gross Profit	109,656.82	153,836.37	459,483.91	671,302.57
Expenses
Selling General and administrative Expenses	157,904.97	121,741.61	419,141.23	338,694.75
Total Expenses	157,904.97	121,741.61	419,141.23	338,694.75
Income(loss) from Operations	(48,248.15)	32,094.76	40,342.68	332,607.81
Other Income (Expenses)
Interest Expenses
Interest income	1,215.13	712.85	2,066.52	3,303.67
Other income(Expenses)	761.11	33,825.82	655.39	41,529.97

Total Other Income (Expenses)	1,976.24	34,538.67	2,721.91	44,833.64
Income Before taxes	(46,271.91)	66,633.44	43,064.59	377,441.45
Provisions for Income Tax	0.00	(4,997.51)	(6,700.24)	(28,308.11)
Net income	(46,271.91)	61,635.93	36,364.35	349,133.34
Basic Earnings Per Share	(0.003)	0.005	0.003	0.028
Diluted Earnings Per Share	(0.003)	0.005	0.003	0.028
Weighted Average Shares Outstanding Retroactively Restated	12,690,484	12,690,484	12,690,484	12,690,484

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

Results  of  Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

Three months ended

	March 31, 2002	March 31, 2001
Net Sales	$259,438.88	$307,432.90

The decrease in sales was the result of restructuring the company product line and the termination of low margin IC business.  The company will focus on high profit margin products, mainly emulators and development boards. Cost  consisted  primarily of salary for  engineers,  cost of promotion,  rental expenses  for office,  ,  depreciation  and other  miscellaneous  expenses.

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

Item  3.  Events  Subsequent  to  the  Third  Quarter

None.

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

CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Yonghong Dong

                                    -----------------------

                                    By: Yonghong Dong

                                    Chief Executive Officer

                                    October 30, 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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