Form 10-Q/A
period 2002-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2002-10-31
CIK 1113226

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

                                Wintech Digital Systems Technology Corporation

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated  balance  Sheet Stated in RMB December  31, 2001

(Unaudited) and June 30, 2001 ( Audited)

ASSETS	As of Dec. 31, 2001	As of June 30, 2001
	(Unaudited)	(Audited)
	RMB	RMB
Current Assets:
Cash & Cash Equivalents	3,280,763.42	3,698,563.00
Accounts receivable Net of Provision	2,198,619.48	2,443,221.20
Other receivables	3,220,169.38	3,041,775.70
Inventory	5,641,112.02	3,036,596.50
Prepaid expenses	0.00	0.00
Amounts due from investors	0.00	0.00
Total Current Assets	14,340,664.30	12,220,156.40

Long term investment (note 1)	250,000.00	0.00
Property & Equipment
Property & Equipment	1,603,932.90	1,445,718.90
Accumulated Depreciation	(534,714.28)	(351,131.50)
Total property & Equipment	1,069,218.62	1,094,587.40

Other Assets Goodwill	0.00	0.00
Total Other Assets	0.00	0.00
Total Assets	15,659,882.92	13,314,743.80

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts Payable	1,385,122.97	739,530.00
Accrued Expenses	841,132.96	674,009.80
Other taxes payable	2,393,620.98	1,932,264.90
Note Payable- Line of Credit	1,657,817.10	1,657,817.10
Income Taxes Payable	546,231.25	490,770.70
Total Current Liabilities	6,823,925.26	5,494,392.50
Total Liabilities	6,823,925.26	5,494,392.50
Stockholders' Equity Common Stock, 200,000,000 Shares Authorized	105,335.30	105,335.30
Par Value of $.001; 12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated) Paid in Capital	4,916,056.80	4,916,056.80
Retained earnings(Deficit)	3,258,216.56	2,242,610.20
Stated Reserves	556,349.00	556,349.00
Net Stockholders' Equity	8,835,957.66	7,820,351.30
Total Liabilities and Investors' Equity	15,659,882.92	13,314,743.80

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated Statement of Operations Stated in RMB ( Unaudited)

	For the Three Months Ended Dec. 31		For the Six Months Ended Dec. 31
	2001	2000	2001	2000
	(Unaudited) RMB	(Unaudited) RMB	(Unaudited) RMB	(Unaudited) RMB
Revenues Sales of Products and Services…...	2,687,044.17	23,196,420.85	5,001,557.07	25,051,043.62
Other Sales and Revenues	2,687,044.17	23,196,420.85	5,001,557.07	25,051,043.62
Total Revenues………………
Cost of Revenues
Cost of Products and Services…….	1,237,969.70	20,088,701.46	2,105,898.35	20,767,613.70
Gross Profit………………….	1,449,074.47	3,107,719.39	2,895,658.72	4,283,429.92
Expenses
Selling General and administrative Expenses………………………….	1,068,079.38	1,105,585.75	2,162,356.98	1,795,873.07
Total Expenses………………	1,068,079.38	1,105,585.75	2,162,356.98	1,795,873.07
Income(loss) from Operations……	380,995.09	2,002,133.64	733,301.74	2,487,556.85
Other Income (Expenses)
Interest Expenses
Interest income……………………	0.00	7,327.95	7,047.28	21,446.03
Other income(Expenses)………….	0.00	0.00	-875.06	63,772.60

Total Other Income (Expenses)	0.00	7,327.95	6,172.22	85,218.63
Income Before taxes……………	380,995.09	2,009,461.59	739,473.96	2,572,775.48
Provisions for Income Tax……	(28,574.63)	(108,461.08)	(55,460.55)	(192,958.16)
Net income RMB…………	352,420.46	1,901,000.51	684,013.41	2,379,817.32
Basic Earnings Per Share RMB	0.03	0.15	0.05	0.19
Diluted Earnings Per Share RMB	0.03	0.15	0.05	0.19
Weighted Average Shares Outstanding Retroactively Restated	12,690,484	12,690,484	12,690,484	12,690,484

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
Disclosures from Operating Activities: Interest Expense
Taxes

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated  balance  Sheet Stated in USD December  31, 2001

(Unaudited) and June 30, 2001 ( Audited)

ASSETS	As of Dec. 31, 2001	As of June 30, 2001
	(Unaudited)	(Audited)
	USD	USD
Current Assets:
Cash & Cash Equivalents	396390.24	446869.85
Accounts receivable Net of Provision	265642.83	295196.24
Other receivables	389069.10	367515.13
Inventory	681573.60	366889.36
Prepaid expenses	0.00	0.00
Amounts due from investors	0.00	0.00
Total Current Assets	1732675.77	1476470.58

Long term investment (note 1)	30205.64	0.00
Property & Equipment
Property & Equipment	193791.28	174675.46
Accumulated Depreciation	(64605.55)	(42424.61)
Total property & Equipment	129185.73	132250.85

Other Assets Goodwill	0.00	0.00
Total Other Assets	0.00	0.00
Total Assets	1892067.14	1608721.43

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts Payable	167354.10	89351.91
Accrued Expenses	101627.84	81435.59
Other taxes payable	289203.41	233461.19
Note Payable- Line of Credit	200301.71	200301.71
Income Taxes Payable	65997.06	59296.17
Total Current Liabilities	824484.12	663846.57
Total Liabilities	824484.12	663846.57
Stockholders' Equity Common Stock, 200,000,000 Shares Authorized	12726.88	12726.88
Par Value of $.001; 12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated) Paid in Capital	593970.57	593970.57
Retained earnings(Deficit)	393666.07	270957.91
Stated Reserves	67219.50	67219.50
Net Stockholders' Equity	1067583.02	944874.86
Total Liabilities and Investors' Equity	1892067.14	1608721.43

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated Statement of Operations Stated in USD ( Unaudited)

	For the Three Months Ended Dec. 31		For the Six Months Ended Dec. 31
	2001	2000	2001	2000
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services…	324655.56	2802650.95	604300.93	3026731.22
Other Sales and Revenues	324655.56	2802650.95	604300.93	3026731.22
Total Revenues………………
Cost of Revenues
Cost of Products and Services	149574.67	2427168.34	254440.03	2509196.25
Gross Profit……………	175080.89	375482.61	349860.90	517534.97
Expenses
Selling General and administrative Expenses……………………	129048.08	133579.70	261261.51	216981.98
Total Expenses………	129048.08	133579.70	261261.51	216981.98
Income(loss) from Operations	46032.81	241902.91	88599.39	300552.99
Other Income (Expenses)
Interest Expenses
Interest income……………	0.00	885.38	851.47	2591.16
Other income(Expenses)…	0.00	0.00	-105.73	7705.17

Total Other Income (Expenses)	0.00	885.38	745.74	10296.33
Income Before taxes	46032.81	242788.29	89345.13	310849.32
Provisions for Income Tax	(3452.46)	(13104.54)	(6700.88)	(23313.70)
Net income	42580.35	229683.75	82644.25	287535.62
Basic Earnings Per Share	Nil	0.02	0.01	0.02
Diluted Earnings Per Share	Nil	0.02	0.01	0.02
Weighted Average Shares Outstanding Retroactively Restated	12,690,484	12,690,484	12,690,484	12,690,484

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
Disclosures from Operating Activities: Interest Expense
Taxes

Note1:  On November 29, 2001, a company was established by Beijing Wintech Science and Technology Development Corporation together with third parties, Beijing Wintech held 50% interests in that company.  All interests was disposed to other shareholders on March 12, 2002.  Because the control is temporary, this company is not consolidated .  Therefore, this investment is suggested to re-classify to available-for-sale securities which is stated at fair value.

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

Results  of  Operations

Three months ended December 31, 2001 compared to three months ended December 31, 2000.

Three months ended

	March 31, 2002	March 31, 2001
Net Sales	324,655.56	2,802,650.95

The decrease in revenue was because that the revenue from the three months ended December 31, 2000  included a one time sale of  Integrated Circuit inventory that was acquired from another business for $2,337,191 and sold for $2,485,895.

Cost  consisted  primarily of salary for  engineers,  cost of promotion,  rental expenses  for office,  ,  depreciation  and other  miscellaneous  expenses.  The increase in inventory was the result of the acquiring a batch of Code Composer Studio software near the end of the year and the delay  in shipping out a batch of IC products near the end of the year.

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

CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Yonghong Dong

                                    -----------------------

                                    By: Yonghong Dong

                                    Chief Executive Officer

                                    October 30, 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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