Form 10-Q/A
period 2002-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2002-10-31
CIK 1113226

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

                                Wintech Digital Systems Technology Corporation

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated  balance  Sheet Stated in RMB September  30, 2001

(Unaudited) and June 30, 2001 ( Audited)

ASSETS	As of Sep. 30, 2001	As of June 30, 2001
	(Unaudited)	(Audited)
	RMB	RMB
Current Assets:
Cash & Cash Equivalents	3,603,172.18	3,698,563.00
Accounts receivable Net of Provision	2,251,555.40	2,443,221.20
Other receivables	3,101,096.91	3,041,775.70
Inventory	4,124,340.40	3,036,596.50
Prepaid expenses	0.00	0.00
Amounts due from investors	0.00	0.00
Total Current Assets	13,080,164.89	12,220,156.40

Property & Equipment
Property & Equipment	1,504,858.90	1,445,718.90
Accumulated Depreciation	(413,080.39)	(351,131.50)
Total property & Equipment	1,091,778.51	1,094,587.40

Other Assets Goodwill	0.00	0.00
Total Other Assets	0.00	0.00
Total Assets	14,171,943.40	13,314,743.80

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts Payable	1,052,280.11	739,530.00
Accrued Expenses	767,991.36	674,009.80
Other taxes payable	2,024,253.96	1,932,264.90
Note Payable- Line of Credit	1,657,817.10	1,657,817.10
Income Taxes Payable	517,656.62	490,770.70
Total Current Liabilities	6,019,999.15	5,494,392.50
Total Liabilities	6,019,999.15	5,494,392.50
Stockholders' Equity Common Stock, 200,000,000 Shares Authorized	105,335.30	105,335.30
Par Value of $.001; 12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated) Paid in Capital	4,916,056.80	4,916,056.80
Retained earnings(Deficit)	2,574,203.15	2,242,610.20
Stated Reserves	556,349.00	556,349.00
Net Stockholders' Equity	8,151,944.25	7,820,351.30
Total Liabilities and Investors' Equity	14,171,943.40	13,314,743.80

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated Statement of Operations Stated in RMB ( Unaudited)

	For the Three Months Ended September 30
	2001	2000
	(Unaudited) RMB	(Unaudited) RMB
Revenues Sales of Products and Services…...	2,314,512.90	1,854,622.77
Other Sales and Revenues	2,314,512.90	1,854,622.77
Total Revenues………………
Cost of Revenues
Cost of Products and Services…….	867,928.65	678,912.24
Gross Profit………………….	1,446,584.25	1,175,710.53
Expenses
Selling General and administrative Expenses………………………….	1,094,277.60	690,287.32
Total Expenses………………	1,094,277.60	690,287.32
Income(loss) from Operations……	352,306.65	485,423.21
Other Income (Expenses)
Interest Expenses
Interest income……………………	7,047.28	14,118.08
Other income(Expenses)………….	-875.06	63,772.60

Total Other Income (Expenses)	6,172.22	77,890.68
Income Before taxes……………...	358,478.87	563,313.89
Provisions for Income Tax………..	(26,885.92)	84,497.08
Net income RMB…………….	331,592.95	478,816.81
Basic Earnings Per Share RMB…..	0.02	0.04
Diluted Earnings Per Share RMB...	0.02	0.04
Weighted Average Shares Outstanding Retroactively Restated	11,901,459	12,690,484

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
Disclosures from Operating Activities: Interest Expense
Taxes

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated  balance  Sheet Stated in USD September  30, 2001

(Unaudited) and June 30, 2001 ( Audited)

ASSETS	As of Sep. 30, 2001	As of June 30, 2001
	(Unaudited)	(Audited)
	USD	USD
Current Assets:
Cash & Cash Equivalents	435,333.97	445,610.00
Accounts receivable Net of Provision	272,032.11	294,364.00
Other receivables	374,673.41	366,479.00
Inventory	498,301.32	365,855.00
Prepaid expenses	0.00	0.00
Amounts due from investors	0.00	0.00
Total Current Assets	1,580,340.81	1,472,308.00

Property & Equipment
Property & Equipment	181,816.51	174,183.00
Accumulated Depreciation	(49,908.22)	(42,305.00)
Total property & Equipment	131,908.29	131,878.00

Other Assets Goodwill	0.00	0.00
Total Other Assets	0.00	0.00
Total Assets	1,712,249.10	1,604,186.00

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts Payable	127,136.10	89,100.00
Accrued Expenses	92,788.44	81,206.00
Other taxes payable	244,569.63	232,803.00
Note Payable- Line of Credit	200,296.87	199,737.00
Income Taxes Payable	62,543.09	59,129.00
Total Current Liabilities	727,334.13	661,975.00
Total Liabilities	727,334.13	661,975.00
Stockholders' Equity Common Stock, 200,000,000 Shares Authorized	12,726.57	12,691.00
Par Value of $.001; 12,690,484 & 12,690,484 Shares Issued and Outstanding Respectively (Retroactively Restated) Paid in Capital	593,956.22	592,296.00
Retained earnings(Deficit)	311,014.30	270,194.00
Stated Reserves	67,217.88	67,030.00
Net Stockholders' Equity	984,914.97	942,211.00
Total Liabilities and Investors' Equity	1,712,249.10	1,604,186.00

Wintech Digital Systems Technology Corp.

(Formerly known as Temple Summit Financial Projects, Inc.)

Consolidated Statement of Operations Stated in USD ( Unaudited)

	For the Three Months Ended September 30
	2001	2000
	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services…...	279,638.62	224,074.86
Other Sales and Revenues	279,638.62	224,074.86
Total Revenues………………
Cost of Revenues
Cost of Products and Services…….	104,862.83	82,025.93
Gross Profit………………….	174,775.79	142,048.93
Expenses
Selling General and administrative Expenses………………………….	132,210.23	83,400.27
Total Expenses………………	132,210.23	83,400.27
Income(loss) from Operations……	42,565.56	58,648.66
Other Income (Expenses)
Interest Expenses
Interest income……………………	851.45	1,705.74
Other income(Expenses)………….	-105.72	7,704.98

Total Other Income (Expenses)	745.73	9,410.72
Income Before taxes……………...	43,311.29	68,059.38
Provisions for Income Tax………..	(3,248.35)	(10,208.91)
Net income RMB…………….	40,062.94	57,850.47
Basic Earnings Per Share RMB…..	0.02	0.04
Diluted Earnings Per Share RMB...	0.02	0.04
Weighted Average Shares Outstanding Retroactively Restated	11,901,459	12,690,484

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

Results  of  Operations

Three month ended September 30, 2001 compare to three months ended September 30, 2000.

                                              Three Months ended

                 September 30, 2001                    September 30, 2000

                     (Unaudited)                                 (Unaudited)

Net sales        $279,638                                     $224,056

Cost  consisted  primarily of salary for  engineers,  cost of promotion,  rental expenses for office,   depreciation  and other  miscellaneous  expenses.  The increase of costs were primarily  attributable  to  expenditures  to  support the increase in revenues and  the new product development. The inventory increased since the company acquired 100 sets of ARM equipment for planed StrongARM development system production. The company also acquired inventory to planed IC business.

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

CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending September 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Yonghong Dong

                                    -----------------------

                                    By: Yonghong Dong

                                    Chief Executive Officer

                                    October 30, 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending September 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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