Form 10QSB
period 2002-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2002-11-20
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended September 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

    Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of   September  30, 2002

             $0.001 Par Value     13,413,700 Class A Common Stock Shares

                                                   TABLE OF CONTENTS

PART 1

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  THIRD  QUARTER

 PART II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

The accompanying unaudited financial statements,  set forth herein under Part II as an  Exhibit,  have  been  prepared  by  management  in  accordance  with  the instructions  to Form 10-Q and,  therefore,  do not include all  information and footnotes necessary for a complete  presentation of financial position,  results of operations,  cash flows and stockholders' equity in conformity with generally accepted accounting  principles.  In the opinion of management,  all adjustments considered  necessary for a fair  presentation  of the results of operations and financial  position have been included and all such  adjustments are of a normal recurring  nature.  Operating  results for the quarter ended September 30, 2002, are not necessarily  indicative of the results that can be expected for the year  ending June 30, 2003.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Consolidated Financial Statements

Pages
Consolidated Balance Sheet Stated in USD	F-1
Consolidated Statement of Operations Stated in USD	F-2
Consolidated Statement of Cash Flows Stated in USD	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet Stated in USD September  30, 2002

(Unaudited) and June 30, 2002 (Audited)

ASSETS	As of Sep. 30, 2002	As of June 30, 2002
	(Unaudited)	(Audited)
	USD	USD
Current Assets:
Cash & Cash Equivalents	$472,858.87	$403,902.00
Accounts receivable, net of provision	39,151.73	72,706.00
Other receivables	107,608.20	81,442.00
Inventory	379,268.33	403,325.00
Amounts due from investors	116,747.00	166,747.00
Total Current Assets	1,115,634.13	1,128,122.00

Property & Equipment	191,605.72	190,640.00
Accumulated Depreciation	(83,451.93)	(75,575.00)
Total property & Equipment	108,153.79	115,065.00

Total Assets	$1,223,787.92	$1,243,187.00

See notes to condensed consolidated financial statements

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts Payable	$22,650.59	$22,963.00
Accrued Expenses	183,617.56	169,652.00
Other taxes payable	319,233.48	299,201.00
Income Taxes Payable	66,161.00	66,161.00
Total Current Liabilities	591,662.63	557,977.00
Stockholders' Equity Common Stock, 200,000,000 Shares Authorized Par Value of $.001; 13,813,684 & 13,813,684 Shares Issued and Outstanding Respectively (Retroactively Restated)	12,691.00	12,691.00
Paid in Capital	592,296.00	592,296.00
Accumulated Deficit	(70,057.71)	(16,973.00)
Stated Reserves	97,196.00	97,196.00
Net Stockholders' Equity	632,125.29	685,210.00
Total Liabilities and Investors' Equity	$1,223,787.92	$1,243,187.00

F-1

Wintech Digital Systems Technology Corp.

Consolidated Statement of Operations Stated in USD ( Unaudited)

	For the Three Months Ended Sep. 30
	2002	2001
	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services.	$194,247.35	$279,638.62
Cost of Revenues
Cost of Products and Services	(85,552.02)	(104,862.83)
Gross Profit.	108,695.33	174,775.79
Expenses
Selling, general and administrative Expenses………………………	(162,322.92)	(132,210.23)
(Loss) Income from Operations……	(53,627.59)	42,565.56
Other Income (Expenses)
Interest income……………………	542.88	851.45
Other income(expenses)…………	0.00	(105.72)

Total Other Income (Expenses)	542.88	745.73
Income before income taxes………	(53,084.71)	(43,311.29)
Provisions for Income Tax………	0.00	(3,248.35)
Net (loss) income ……………	$(53,084.71)	$40,062.94
Basic (Loss) Earnings Per Share …	(0.004)	0.003
Diluted (Loss) Earnings Per Share	(0.004)	0.003
Weighted Average Shares Outstanding	13,813,684	12,690,484

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Statement of Cashflows Stated in USD(Unaudited)

	For the Three Months Ended Sep. 30
	2002	2001
Cash Flows from Operating Activities
Net (Loss) Income	$(53,084.71)	$40,062.94

Adjustments to Reconcile Net Income (Loss) to
Net cash used by Operating Activities;
Depreciation	7,876.93	7,484.64

Change in Operating Assets & Liabilities
Decrease in Accounts Receivable	33,554.27	23,156.99
Decrease (Increase) in Inventory	24,056.67	(131,420.83)
Increase in Other Receivable	(26,166.20)	(7,167.17)
Decrease in due from related parties	50,000.00	-
(Decrease) Increase in Accounts Payable	(312.41)	37,786.35
(Decrease) Increase in Income Taxes Payable	0.00	3,248.35
Increase in Other Taxes Payable	20,032.48	11,114.08
Increase in Accrued Expenses	13,965.56	11,354.84
Net Cash Provided (Used) in Operating Activities	69,922.59	(4,379.81)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(965.72)	(7,145.27)
Net Cash (Used) in Investing Activities	(965.72)	(7,145.27)

Increase (Decrease) in Cash & Cash Equivalents	68,956.87	(11,525.08)

Cash & Cash Equivalents at Beginning of Period	403,902.00	446,859.05

Cash & Cash Equivalents at End of Period	$472,858.87	$435,333.97

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of September 30,2002 and for the three-month period and nine-month period ended September 30, 2002, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2002.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three-month period and nine-month period ended September 30, 2002 and cash flows for the nine-month period ended September 30, 2002, have been made.  The results of operations for the three-month period or nine-month period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

Note 2.

Issuance of shares

In July, 2002, 400,000 shares of common stock were issued to research group in Beijing, China according to an agreement signed between Wintech and research group. According the agreement, Wintech acquired all the rights of the Speech and Video algorithms developed by this group, and in the next four years, Wintech shall make four payments of total 2.1 million shares of Wintech common stocks to the group. The 400,000 shares is the first payment.

Note 3.    Related party transactions

During the quarter ended September 30, 2002, US$50,000 was paid to Mr. Dong as directors’ remuneration.

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

 Evaluation of disclosure controls and procedures.  The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such others within the Company.

 Changes in internal controls.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

There is no critical accounting policy adopted or estimate used in the preparing of the financial statements.

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

                                              Three Months ended

                 September 30, 2002                    September 30, 2001

                     (Unaudited)                                 (Unaudited)

Net sales        $194,247                                   $279,638

Cost  consisted  primarily of salary for  engineers,  cost of promotion,  rental expenses for office,   depreciation  and other  miscellaneous  expenses.   The decrease of costs were primarily  attributable  to  the decrease in sales and cost cutting measures.  The inventory is decreased comparing with the same period in the previous year.

Liquidity  and  Capital  Resource.

During the quarter ended September 30, 2002, cash and cash equivalents was $472,858 versus  $435,333  for the quarter ending September 30,  2001.  The increase in cash is mainly due to cost reduction and inventory reduction measures.

Business  Risks.

The Company believes that the main risk is the continued slow down in the technology sector, especially in telecom sector. Engineers developing telecom equipment are major customers of the Wintech products. The slow downs in  telecom sector reduces the demand on DSP emulators and DSP development boards.

Competition.

     Competition is emerging in Chinese market. But Wintech still has much stronger R&D capability then that of any competitors in China. As Wintech enters global market, it faces about five major competitors in US and Europe.  Wintech has the newest technology and the most competitive price comparing to its competitors in the global market.

Management of Growth.

Since June, 2002, the company has made significant progress in fine tuning its products for the global market while test marketing its product in US, Korean, Taiwan and Israel. The company believes that it can significantly increase its revenue once it starts to enter the global market in full force.

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

CERTIFICATIONS PURSUANT TO

                         18 U.S.C. SECTION 1350,

                          AS ADOPTED PURSUANT TO

               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Yonghong Dong

                                    -----------------------

                                    By: Yonghong Dong

                                    Chief Executive Officer

                                    November 20, 2002

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    November 20, 2002