Form 10QSB
period 2002-12-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2003-02-18
CIK 1113226

FORM 10Q-SB/A

General Form for Registration of Securities

of Small Business Issuers

Under Section 12(b) or (g) of

the Securities Exchange Act of 1934

Wintech Digital Systems Technology Corporation

(Exact name of Registrant as specified in its charter)

NEVADA	0-30553	88-0325524
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employee Identification No.)

2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085

 (Address of principal executive offices)

Registrant's telephone number, including area code: (0118610) 82782828

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                                        For the quarterly period ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of   December  31, 2002

             $0.001 Par Value     13,813,700 Class A Common Stock Shares

                                                   TABLE OF CONTENTS

PART 1

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  THIRD  QUARTER

 PART II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheet Stated in USD	F-1
Condensed Consolidated Statement of Operations Stated in USD	F-2
Condensed Consolidated Statement of Cash Flows Stated in USD	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet Stated in USD December  31, 2002

(Unaudited) and June 30, 2002 (Audited)

ASSETS	As of Dec. 31, 2002	As of June 30, 2002
	(Unaudited)	(Audited)
	USD	USD
Current Assets:
Cash & cash equivalents	516,394.85	403,902.00
Accounts receivable net of allowance	69,175.70	72,706.00
Other receivables	105,118.63	93,400.00
Inventory	369,848.11	403,325.00
Total Current Assets	1,060,537.29	973,333.00

Property & equipment	193,852.47	190,640.00
Accumulated depreciation	(89,203.17)	(75,575.00)
Total property & equipment	104,649.30	115,065.00

Total Assets	1,165,186.59	1,088,398.00

See notes to condensed consolidated financial statements

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts payable	24,105.00	22,963.00
Accrued expenses	175,055.78	169,652.00
Other taxes payable	351,504.22	299,201.00
Income taxes payable	66,161.00	66,161.00
Total Current Liabilities	616,826.00	557,977.00
Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $.001; 13,813,700 & 13,413,700 shares issued and outstanding respectively	13,814.00	13,414.00

Issuance of non-voting shares par value of US$0.001; 1,700,000 shares	1,700.00	-
Additional paid in capital	706,087.00	626,287.00
Accumulated deficit	(202,634.00)	(39,729.00)
Amounts due from related parities	(67,802.41)	(166,747.00)
Statutory reserves	97,196.00	97,196.00
Net Stockholders' Equity	548,360.59	530,421.00
Total Liabilities and Investors' Equity	1,165,186.59	1,088,398.00

F-1

Wintech Digital Systems Technology Corp.

Consolidated Statement of Operations Stated in USD ( Unaudited)

	For the Three Months Ended Dec.31		For the Six Months Ended Dec.31
	2002	2001	2002	2001
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services…...	271,164.52	324,655.56	465,411.87	604,300.93
Cost of Products and Services…….	(93,463.50)	(149,574.67)	(179,015.52)	(254,440.03)
Gross Profit………………….	177,701.02	175,080.89	286,396.35	349,860.90
Expenses
Selling general and administrative expenses	(205,940.98)	(129,048.08)	(450,163.90)	(261,261.51)
(Loss) Income from Operations	(28,239.96)	46,032.81	(163,767.55)	88,599.38
Other Income (Expenses)
Interest income……………………	269.62	0.00	812.50	851.47
Other income(expenses)………….	50.05	0.00	50.05	(105.73)
Total Other Income (Expenses)	319.67	0.00	862.55	745.74
(Loss) Income before income taxes	(27,920.29)	46,032.81	(162,905.00)	89,345.13
Provisions for income tax………..	0.00	(3,452.46)	0.00	(6,700.80)
Net (loss) income …	(27,920.29)	42,580.35	(162,905.00)	82,644.25
Basic (Loss) Earnings Per Share	(0.002)	0.040	(0.011)	0.228
Diluted (Loss) Earnings Per Share	(0.002)	0.040	(0.011)	0.228
Weighted Average Shares Outstanding	15,376,727	12,690,484	15,445,206	12,690,484

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Statement of Cashflows Stated in USD(Unaudited)

	For the Six Months Ended Dec. 31
	2002	2001
Cash Flows from Operating Activities
Net (Loss) Income	$(162,905.00)	$122,708.16

Adjustments to Reconcile Net (Loss) Income to Net cash Provided by (Used in) Operating Activities;

Depreciation	13,628.17	22,180.94
Expenses not involving cashflows	81,900.00	0.00
Change in Operating Assets & Liabilities
Decrease in accounts receivable	3,530.30	29,553.41
Decrease in advances to suppliers	98,944.59	0.00
Decrease (Increase) in inventory	33,476.89	(314,684.23)
Increase in other receivable	(11,718.63)	(21,553.98)
Increase in accounts payable	1,142.00	78,002.20
Increase in income taxes payable	0.00	6,700.89
Increase in other taxes payable	52,303.22	55,742.22
Increase in accrued expenses	5,403.78	20,192.24
Net Cash Provided by (Used in) Operating Activities	115,705.32	(1,158.15)

Cash Flows from Investing Activities
Purchase of fixed assets	(3,212.47)	(19,115.82)
Long term investment	0.00	(30,205.64)
Net Cash Used in Investing Activities	(3,212.47)	(49,321.46)

Increase (Decrease) in Cash & Cash Equivalents	112,492.85	(50,479.61)
Cash & Cash Equivalents at Beginning of Period	403,902.00	446,869.85

Cash & Cash Equivalents at End of Period	$516,394.85	$396,390.24

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of December 31,2002 and for the six-month period ended December 31, 2002, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2002, the results of operations for the six-month period ended December 31, 2002 and cash flows for the six-month period ended December 31, 2002, have been made.  The results of operations for the six-month period ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

Note 2.

Issuance of shares

N/A.

Note 3.    Related party transactions

N/A.

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

Evaluation of disclosure controls and procedures:.  The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such others within the Company.

 Changes in internal controls.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

There are no critical accounting policies adopted or estimates used in the preparing of the financial statements.

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

Results  of  Operations

Three-month and six-month period ended December 31, 2002 compared to the same periods ended December 31, 2001.

	Three-month period ended		Six-month period ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	271,164.52	324,655.56	465,411.87	604,300.93

In the quarter ended December 31,2002, sales decreased comparing with the same period in the previous year.  The decrease was due to the downturn in the telecom market and the increase of competition, which not only took away the Company's market share, but also forced price reduction.

The revenue of $271,164.52 for the quarter ended December 31, 2002 is a significant increase over the revenue of $194,247.35 for the previous quarter.  The increase was mainly due to two reasons: (1) Due to the shortage of parts in the first quarter of the accounting year, many orders placed in that quarter were delayed and filled in the second quarter of the accounting year; (2) Due to seasonal fluctuation -- many of the Wintech clients are government agencies or universities.  By experience, their consumption pattern is spending more at the end of the calendar year.

	Three-month period ended		Six-month period ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost	93,463.50	149,574.67	179,015.52	254,440.03

Costs  consists  primarily of salaries for  engineers,  costs of promotion,  rental expenses for office,   depreciation  and other  miscellaneous  expenses.   The decrease in costs is primarily  attributable  to  the decrease in sales and cost cutting measures.

	Three-month period ended		Six-month period ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Selling, general and administrative expenses	(205,940.98)	(129,048.08)	(450,163.90)	(261,261.51)

Selling, general and administrative expenses increased comparing with the same period in the previous year.  The increase was due to several reasons: paying off the advertising expense; the increased R&D activity; paying president's half year salary; and paying the rent for the R&D and manufacturing space - a major shareholder of the Company had allowed the Company to use these spaces rent-free before.  The inventory decreased compared with the same period in the previous year. The decrease of inventory was due to increased effort in sales and the write-off of obsolete products.

Liquidity  and  Capital  Resource.

During the quarter ended December 31, 2002 cash and cash equivalents were $516,394.85 versus  $403,902 for the year ended June 30, 2002.  The increase in cash is mainly due to cost reduction and inventory reduction measures.

Business  Risks.

The Company believes that the main risk is the continued slow down in the technology sector, especially in telecom sector. Engineers developing telecom equipment are major customers of the Wintech products. The slow-downs in  telecom sector reduces the demand on DSP emulators and DSP development boards.

Competition.

     Competition is emerging in Chinese market. But Wintech still has much stronger R&D capability than that of any competitors in China. As Wintech enters global market, it faces about five major competitors in US and Europe.  Wintech has the new generation technology and competitive price compared to its competitors in the global market.

Management of Growth.

Since June 2002, the Company has made significant progress in fine tuning its products for the global market while test marketing its product in US, Korea, Taiwan and Israel. The Company believes that it can significantly increase its revenue once it starts to enter the global market in full force.

Item  3.  Events  Subsequent  to  the  Second  Quarter

None.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

 None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

None.

Item  5.  Other  Information

Wintech  moved its headquarter from Room 1016, Hailong Building, Zhongguancun, Haidian District,

Beijing, China, 100080 to 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Yonghong Dong

                                    -----------------------

                                    By: Yonghong Dong

                                    Chief Executive Officer

                                    February 15, 2003

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    February 15, 2003