Form 10QSB
period 2003-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2003-05-15
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended March 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of   March  31, 2003

             $0.001 Par Value     13,813,700 Class A Common Stock Shares

                                                   TABLE OF CONTENTS

PART 1

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  THIRD  QUARTER

 PART II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statements of Cash Flows	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of Mar  31, 2003

(Unaudited) and June 30, 2002 (Audited)

ASSETS	As of Mar. 31, 2003	As of June 30, 2002
	(Unaudited)	(Audited)
	USD	USD
Current Assets:
Cash & cash equivalents	$570,375.93	$403,902.00
Accounts receivable, net of allowance	76,495.29	72,706.00
Other receivables	70,965.64	93,400.00
Inventory	356,390.88	403,325.00
Total Current Assets	1,074,227.74	973,333.00

Property & equipment	209,551.20	190,640.00
Accumulated depreciation	(96,665.87)	(75,575.00)
Total property & equipment	112,885.33	115,065.00

Total Assets	$1,187,113.07	$1,088,398.00

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts payable	22,650.45	22,963.00
Accrued expenses	194,644.04	169,652.00
Other taxes payable	375,794.87	299,201.00
Income taxes payable	66,161.00	66,161.00
Total Current Liabilities	659,250.36	557,977.00
Stockholders' Equity Common stock, 200,000,000 shares authorized par value of US$0.001; 13,813,700 & 13,413,700 shares issued and outstanding par value of US$0.001 as of March 31, 2003 and June 30, 2002 respectively	13,814.00	13,414.00

Non-voting shares 1,700,000 shares issued par value of US$0.001	1,700.00	-
Additional paid in capital	706,086.52	626,287.00
Accumulated deficit	(245,438.48)	(39,729.00)
Amounts due from related parities	(45,495.33)	(166,747.00)
Statutory reserves	97,196.00	97,196.00
Net Stockholders' Equity	527,862.71	530,421.00
Total Liabilities and Investors' Equity	1,187,113.07	1,088,398.00

See notes to condensed consolidated financial statements

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations ( Unaudited)

	For the Three Months Ended Mar.31		For the Nine Months Ended Mar.31
	2003	2002	2003	2002
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services…...	205,059.27	259,438.88	670,471.14	863,681.41
Cost of Products and Services…….	(71,808.38)	(149,782.06)	(250,823.90)	(404,197.50)
Gross Profit………………….	133,250.89	109,656.82	419,647.24	459,483.91
Expenses
Selling, general and administrative expenses	(177,512.97)	(180,660.97)	(627,676.87)	(441,897.23)
(Loss) Income from Operations	(44,262.08)	(71,004.15)	(208,029.63)	17,586.68
Other Income (Expenses)
Interest income……………………	1,350.58	1,215.13	2,163.08	2,066.52
Other income (expenses)………….	107.02	761.11	157.07	655.39
Total Other Income (Expenses)	1,457.60	1,976.24	2,320.15	2,721.91
(Loss) Income before income taxes	(42,804.48)	(69,027.91)	(205,709.48)	20,308.59
Provisions for income tax………..	0.00	0.00	0.00	(6,700.24)
Net (loss) income …	(42,804.48)	(69,027.91)	(205,709.48)	13,608.35
Basic (Loss) Earnings Per Share	(0.003)	(0.005)	(0.013)	0.001
Diluted (Loss) Earnings Per Share	(0.003)	(0.005)	(0.013)	0.001
Weighted Average Shares Outstanding	15,513,700	13,092,262	15,467,699	12,822,455

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cashflows (Unaudited)

	For the Nine Months Ended Mar. 31
	2003	2002
Cash Flows from Operating Activities
Net (Loss) Income	$(205,709.48)	$13,608.35

Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities

Depreciation	21,090.87	22,597.53
Expenses not involving cashflows - compensation cost	81,899.52	34,714.00
Change in Operating Assets & Liabilities
(Increase) Decrease in accounts receivable	(3,789.29)	59,430.23
Decrease in advances to suppliers	121,251.67	0.00
Decrease (Increase) in inventory	46,934.12	(195,127.31)
Decrease (Increase) in other receivable	22,434.36	(32,957.39)
(Decrease) Increase in accounts payable	(312.55)	20,741.63
Increase in income taxes payable	0.00	6,700.24
Increase in other taxes payable	76,593.87	32,627.86
Increase in accrued expenses	24,992.04	11,343.72
Net Cash Provided by (Used in) Operating Activities	185,385.13	(26,321.14)

Cash Flows from Investing Activities
Purchase of fixed assets	(18,911.20)	(24,379.91)
Acquisition of long term investment	0.00	(60,405.44)
Net Cash Used in Investing Activities	(18,911.20)	(84,785.35)

Increase (Decrease) in Cash & Cash Equivalents	166,473.93	(111,106.49)
Cash & Cash Equivalents at Beginning of Period	403,902.00	446,826.66

Cash & Cash Equivalents at End of Period	$570,375.93	$335,720.17

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of March 31,2003 and for the nine-month period ended March 31,2003, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31,2003, the results of operations for the nine-month period ended March 31,2003 and cash flows for the nine-month period ended March 31,2003, have been made.  The results of operations for the nine-month period ended March 31,2003 are not necessarily indicative of the operating results for the full year.

Note 2.

Issuance of shares

N/A.

Item 2.  Managements  Discussion  and  Analysis

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

Results  of  Operations

Three-month and nine-month period ended March 31, 2003 compared to the same period ended March 31, 2002.

	Three-month period ended		Nine-month period ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	205,059.27	259,438.88	670,471.14	863,681.41

In the quarter ended March 31,2003, sales decreased compared with the same period in the previous year.  The decrease was due to the downturn in the telecom market and the increased of competition, which not only eroded the Company's market share, but also forced price reductions.  The gross profit margin increased from 42% in the same period last year to 65% in the quarter ended March 31, 2003. The increase in gross profit is due to a decrease in sales of electronic components.  The profit margin of which is less than 1%.

Costs  consist  primarily of salaries for  engineers,  raw materials, and other  miscellaneous overhead expenses.   The decrease in costs is due to the decrease in sales, especially in high cost electronic component.

Selling, general and administrative expenses increased compared with the same period in the previous year.  The increase was due to several reasons: increased R&D activity; and paying rent for the R&D and manufacturing space, a major shareholder of the Company had allowed the Company to use these spaces rent-free before July 2002.

Inventory decreased compared with the same period in the previous year. The decrease of inventory was due to increased efforts in purchasing control. Purchasing is now better planned according to sales budget.

Liquidity  and  Capital  Resource.

During the quarter ended March 31, 2003, cash and cash equivalents were $570,375.93 versus  $335,720.17 for the quarter ended March 31, 2002.  The increase in cash is mainly due  to stricter control over cash expenses. The net cash increase was  $145,193 in the quarter ended March 31, 2003, versus a net cash decrease of -$101,377 in the same period of last year.

Business  Risks.

The Company believes that the main risk is the continued slow down in the technology sector, especially in telecom sector. Engineers developing telecom equipment are major customers of the Wintech products. The slow-down in the telecom sector in the PRC reduces the demand on DSP emulators and DSP development boards.

Competition.

     Competition is emerging in the PRC market. But Wintech still has much stronger R&D capability than that of any competitors in the PRC. As Wintech enters the global market (the sales in the oversea market was US$17,110 in the quarter ended March 31, 2003), it faces about five major competitors in US and Europe.  Wintech is one of the few companies in the world that developed the newest generation emulators (TDS560PCI and TDS560LAN) based on Texas Instruments’s new XDS560 technology, and Wintech also offers the most competitive price for its emulators compared to its competitors in the global market.

Management of Growth.

Since June 2002, the Company has made significant progress in fine tuning its products for the global market while test marketing its product in US, Korea, Taiwan and Israel. The Company believes that it can significantly increase its revenue once it enters  global market in full force. However, the Company realizes that it takes time and effort to improve its products to meet the requirements of the customers in the global market, and to enter each individual oversea market. The Company has signed a distributorship agreement with a German distributor and is in negotiationswith another European distributor.

Item  3.  Events  Subsequent  to  the  Third  Quarter

None.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

 None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

None.

Item  5.  Other  Information

Wintech  moved its headquarters from Room 1016, Hailong Building, Zhongguancun, Haidian District,

Beijing, China, 100080 to 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Yonghong Dong

                                    -----------------------

                                    By: Yonghong Dong

                                    Chief Executive Officer

                                    May 15, 2003

In connection with the Annual Report of Wintech Digital Systems Technology Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Jianpeng Zhang

                                    -------------------------

                                    By: Jianpeng Zhang

                                    Chief Financial Officer

                                    May 15, 2003

CERTIFICATIONS OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,Yonghong Dong, certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of Wintech Digital Systems Technology Corporation;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/  [Yonghong Dong]

                                    -----------------------

                                    By: [Yonghong Dong]

                                    [Chief Executive Officer]

                                    May 15, 2003