Form 10KSB
period 2003-06-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2003-09-30
CIK 1113226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                     FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended June 30, 2003

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

                                             Common                                                       None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 31, 2003, was approximately $214,116.

      The number of shares held by non-affiliates of registrant’s Common Stock outstanding on August 31, 2003, was 5,352,900.

The number of shares of Registrant's Common Stock outstanding on August 31, 2003, was 14,992,100.

The Registrant's total revenues for the year ended June 30, 2003 were $963,860.

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

 OR PLAN OF OPERATIONS

ITEM 7.

 FINANCIAL STATEMENTS

ITEM 8.

 CHANGES IN AND DISAGREEMENTS WITH

 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

 AND CONTROL PERSONS;  COMPLIANCE WITH

 SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS

ITEM 13. Exhibits

Item 14. Controls and Procedures.............

Item 15. Principal Accountant Fees and Services.....

SIGNATURES

INDEX TO EXHIBITS

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

On July 25, 2000, Beijing Wintech Technology Co. LTD (“Beijing Wintech”) was acquired by Temple Summit Financial Projects, Inc. (“Temple”) for an aggregate of 12,000,000 shares of common stock.  Prior to the acquisition on July 24, 2000 a reverse split of 200 for 1 was conducted and brought the then current outstanding shares of 138,096,863 to 690,500. (including 16 extra shares which were issued since shareholders owned less than 200 shares before reverse split each automatically received 1 share during the reverse split.) As a result of the acquisition, all officers and directors of Temple resigned and Mr. Yonghong Dong was appointed as the new President and Chairman. The transaction was accounted for as a reverse acquisition. Temple had previously filed a form 10-SB pursuant to the Securities Exchange Act of 1934, as amended, and became a fully reporting publicly traded Company. On August 1, 2000 Temple changed its name to its current name of Wintech Digital Systems Technology Corporation (the “Company”, or “ Wintech”, or “Group”) under which it continues to report in accordance with the Securities Exchange Act of 1934, as amended.

Business of Issuer

Wintech’s business is developing and marketing Digital Signal Processing (“DSP”) related products. DSP technology is widely used in the fields of networking, telecommunication, and digital appliances.  DSP is the core technology in the digital age. Just like a CPU is the brain of a computer and controls the operation of the computer, a DSP chip is the brain to many devices, including networking equipments, telecommunication equipments, and many industrial control devices. As a third party partner of Texas Instruments (“TI”), using TI DSP chips.  Wintech has developed a whole series of DSP development systems, including both hardware and software. The systems are marketed to DSP electrical engineers and universities. Having worked closely with Texas Instruments (TI), Wintech developed the new generation DSP emulators based on TI’s XDS560 technology. Through the release of its 560 class emulators in May, 2002 (available on TI’s web site at http://www.ti.com, search for keywords TDS560PCI, TDS560LAN, TDS510USB or TDS510PCI),  Wintech has started to market its product in the international market.

Wintech has developed a series of DSP development tools, including DSP Hardware Modules, DSP Emulators, DSP Experiment Development Systems. These development tools are marketed to electrical engineers. Wintech also provides training and consulting services to these engineers to help them to use the tools to develop end user Wintech is one of the few companies in the world that has released new generation emulators based on TI’s XDS560 technology, and is the only one that released an Ethernet version (TDS560LAN).

Wintech faces competition in DSP development system business as it enters the international market. There are several US and European companies that have been in the DSP emulator and development board market for many years. They have well-established product lines and distribution channels.  Two of the competitors control majority of the international market. Mainly relying on low price strategy, Wintech is gradually making its name known in the international market. So far it had made small amount of sales in US, Japan, Brazil, Greece, Israel, England, Russian and Slovenia.

Information regarding Wintech, including product and service information, can be found at http://www.wintechdigital.com/ .

As of August 31, 2003, the Company has 50 full time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

The company currently leases office spaces located at: 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085 and space for research, development and production at Building 1, Suite 1001, Guoji ChuangYeYuan, ShanDiXinxi ZhongLu, HiaDian District, Beijing, China 100085.

ITEM 3.   LEGAL PROCEEDINGS

The Company is presently not involved in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended on June 30, 2003, there were no matters submitted to a vote of the Company's shareholders.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during the fiscal year ended June 30, 2003.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

Quarter

            HIGH

LOW

      September 30, 2002            $0.25                         $0.07

      December 31, 2002             $0.08                         $0.06

      March 31, 2003                $0.08                         $0.03

      June 30, 2003                 $0.06                         $0.03

Shareholders

There were approximately 303 record holders of Common Stock as of June 30, 2003,holding a total of 13,813,700 outstanding shares of Common Stock of which 373,686 was in the public float.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Wintech presently has executive office at: 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085

On March 20, 2003, Wintech signed distribution agreement with IAF GmbH, Institut für angewandte Funksystemtechnik. According to the agreement,  IAF will market Wintech's products in Germany.

On May 1, 2003, Wintech signed a distribution agreement with Kane Computing ("Kane").  According to the agreement , Kane will market Wintech's product in the United Kingdom. Kane has ordered Wintech's products for its customers.

Events That Took Place Subsequent to Year Ended June 30, 2003.

On August 4, 2003, Wintech signed a distribution agreement with iMicro System. According to the agreement , iMicro  will market Wintech's products in India.

In July 2002, the Company signed an agreement with an algorithm development group (development group).  According to the agreement, the Company acquired all the Voice over Internet Protocol ("VOIP"), imaging processing, and multimedia communication algorithms developed and owned by the development group for 2,100,000 shares of the Company’s common stock.  The shares are to be issued in four installments, contingent to the terms and conditions set forth in the agreement.  The first payment of 400,000 shares was issued to the development group in July 2002.  Another payment of 500,000 shares (included in non-voting shares as of June 30, 2003) was issued on August 25, 2003.

On August 25, 2003, as part of compensation, the Company also issued 420,000 shares to  Yonghong Dong, 10,000 shares to Xiaoming Chen, 98,400 to Mingjuan Tan, 20,000 to Mingrong Li, 10,000 to Changjian Deng, and 120,000 shares to four other employees as part of their compensation.

Results of Operations

For the period ending June 30, 2003:

Total revenue for the year ended June 30, 2003 and 2002 was $963,860 and $1,278,062 respectively. All the revenue comes from the operation of the Company’s wholly owned subsidiary, Beijing Wintech, which was acquired by the Company  on July 25, 2000. .  The decrease in revenue was due to the decrease in the sales of electronics component and technical development contract revenue. SARS which hit China in the second quarter of 2003 caused cancellation of the Company’s marketing activities such as planned seminars, and halted many customers’ purchasing activities, which in turn affected the Company’s sales.  Gross profit for the year ended June 30, 2003, decreased to $605,637 compared to $611,530 in fiscal year 2002. The decrease in gross profit was the result of the decrease in sales and the decrease in profit margin due to market conditions.

Inventories decreased from $403,325 as of June 30, 2002 to $293,620 as of June 30, 2003, due to inventory reduction measures and due to enhanced planning in material purchasing.Selling, general and administrative expenses for the year ended June 30, 2003, decreased to $853,121, compared to $870,767 in fiscal year 2002.  The main reason for the decrease was due to cost control measures such as controlling office expenses. The cost reduction partly offset the impact of price reduction, which is necessary due to competition.As the result of reduced gross profit, the Group suffered a net loss of $278,471 in the year ended June 30, 2003, compare to a net loss of $279,757 in the year ended June 30, 2002.

Capital Resources and Liquidity

The Company completed the reverse acquisition of Beijing Wintech on July 25, 2000. 100% of the registered share capital of Beijing Wintech was acquired by the Company, in exchange for 12,000,000 shares of the Company’s $0.001 par value common stock. Immediately after issuing 12,000,000 shares of the common stock to the owners of Beijing Wintech, the Company had a total of 12,690,500. shares of common stock issued and outstanding at the end of July 2000.

The Group's capital resources were mainly generated from operating activities and directors' financial supports.

As of June 30, 2003, the Group had $707,101 cash and bank balances. Accounts receivable were $42,122. Inventories were $293,620.  Management believes that the Group's current cash on hand is sufficient to settle liabilities and obligations and to meet the Group's working capital needs for the next 12 months.

Competition

Wintech faces competition in DSP development system business as it enters the international market. There are several US and European companies that have been in the DSP emulator and development board market for many years. They have well-established product line and distribution channels. Some Chinese companies also sell 510 class emulators similar to Wintech’s XDS510 class emulators.

No other Chinese company has the new generation 560 class emulator.  Wintech believes that, as one of the first few companies in the world to release the XDS560 class emulators, it has the technology lead. It also has a price advantage in the international market since its R&D and manufacturing are done in China.

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

During the next year, the company will focus in the following areas: continue to develop DSP system products; continue to establish international distribution channels; and develop VOIP algorithms that runs on TI's DSP chips. In particular, Wintech will emphasize the development of the international market. Having established Wintech California office and three distributorship in Korea, Japan and Israel, Wintech will continue its effort in developing other markets, especially in Europe and Southeast Asia.

ITEM 7.   FINANCIAL STATEMENTS

See the audited financial statements attached hereto and numbered F-1 through F-14.

Wintech Digital Systems Technology Corporation

Consolidated Financial Statements

For the period ended June 30, 2003

Wintech Digital Systems Technology Corporation

Index to Consolidated Financial Statements

                                                                                                                                         Pages

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

Notes to Consolidated Financial Statements                                                        F-6 to F-14

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of

Wintech Digital Systems Technology Corporation

We have audited the accompanying consolidated balance sheet of Wintech Digital System Technology Corporation (the “Company”) and its subsidiaries (hereinafter collectively referred to as the “Group”) as of June 30, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of June 30, 2003 and the results of their operations and their cash flows for each of the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

Certified Public Accountants

Hong Kong

Date: Sep.29.2003

Wintech Digital Systems Technology Corporation

Consolidated Statements of Operations

Years ended June 30, 2002 and 2003

		For the year ended June 30,
		2002	2003
	Note	US$	US$

Operating revenue	3
Sales of goods		1,078,875	963,860
Service income		199,187	-

Total operating revenue		1,278,062	963,860

Cost of sales
Sales of goods		(653,708)	(358,223)
Provision of services		(12,824)	-

Total cost of sales		(666,532)	(358,223)

Gross profit		611,530	605,637

Operating expenses
Depreciation		(33,270)	(28,958)
Handling and shipping costs		(3,894)	(5,407)
Selling, general and administrative expenses		(870,767)	(853,121)

Loss from operations		(296,401)	(281,849)

Non-operating income
Interest income		2,617	641
Sundry income		29,197	2,737

Loss before income taxes		(264,587)	(278,471)

Provision for income taxes	4	(15,170)	-

Net loss		(279,757)	(278,471)

Numerator:
Net loss used in computing basic loss per share of common stock		(279,757)	(278,471)

Denominator:
Weighted average number of shares used in calculating basic loss per share of common stock		12,969,857	15,479,163

Loss per share:	3
Basic		(0.02)	(0.02)

Diluted		(0.02)	(0.02)

Wintech Digital Systems Technology Corporation

Consolidated Balance Sheets

As of June 30, 2002 and 2003

		As of
		June 30, 2003
	Note	US$
ASSETS

Current assets
Cash and bank balances		707,101
Accounts receivable, trade		42,122
Prepayments and other receivables		48,162
Inventories	5	293,620

Total current assets		1,091,105

Property and equipment, net	6	105,697

Total assets		1,196,702

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable, trade		77,662
Accrued charges and other payables		196,731
Due to a director		70,258
Income tax payable		66,487
Taxes other than income		405,206

Total current liabilities		816,344

Stockholders’ equity
Common stock, US$0.001 par value
Authorized 200,000,000 shares
Issued and outstanding: 13,813,700 shares as of June 30, 2003		13,814
Non-voting shares:
1,700,000 shares as of June 30, 2003	7	1,700
Additional paid-in capital		706,087
Due from related parities		(120,239)
Accumulated losses		(318,200)
Statutory reserves	9	97,196

Total stockholders’ equity		380,358

Total liabilities and stockholders’ equity		1,196,702

Wintech Digital Systems Technology Corporation

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2002 and 2003

	Common stock
	Issued and outstanding		Non-voting shares
	No. of shares	Par value	No. of shares	Par value	Additional paid-in capital	Due from related parties	Retained earnings/ (accumulated losses)	Statutory reserves	Total
		US$		US$	US$	US$	US$	US$	US$

Balances as of July 1, 2001	12,690,500	12,691	-	-	592,296	(334,587)	270,194	67,030	607,624

Net loss for the year	-	-	-	-	-		(279,757)	-	(279,757)

Decrease in amount due	-	-	-	-	-	167,840	-	-	167,840

Issuance of shares	723,200	723	-	-	33,991		-	-	34,714

Transfer to statutory reserves	-	-	-	-	-		(30,166)	30,166	-

Balances as of June 30, 2002	13,413,700	13,414	-	-	626,287	(166,747)	(39,729)	97,196	530,421

Net loss for the year	-	-	-	-	-		(278,471)	-	(278,471)

Decrease in amount due	-	-	-	-	-	46,508	-	-	46,508

Issuance of shares (note 7)	400,000	400	1,700,000	1,700	79,800		-	-	81,900

Balance as of June 30, 2003	13,813,700	13,814	1,700,000	1,700	706,087	(120,239)	(318,200)	97,196	380,358

Wintech Digital Systems Technology Corporation

Consolidated Statements of Cash Flows

Years ended June 30, 2002 and 2003

	For the year ended June 30,
	2002	2003
	US$	US$
Cash flows from operating activities:
Net loss	(279,757)	(278,471)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,270	28,958
Compensation cost not involving cash flows	34,714	81,900
Changes in working capital:
Accounts receivable, trade	221,658	30,583
Prepayments and other receivables	(61,508)	45,238
Inventories	(37,470)	109,705
Accounts payable, trade	(66,137)	54,699
Accrued charges and other payable	88,446	27,079
Income tax	7,032	326
Taxes other than income	66,398	106,005

Net cash provided by operating activities	6,646	206,022

Cash flows from investing activities:
Due from related parties	167,840	46,508
Purchases of property and equipment	(16,457)	(19,589)

Net cash provided by investing activities	151,383	26,919

Cash flows from financing activities:
Due to a related party	-	70,258
Repayment of short-term loan	(199,737)	-

Net cash (used in) provided by financing activities	(199,737)	70,258

Net (decrease) increase in cash and cash equivalents	(41,708)	303,199
Cash and cash equivalents at beginning of year	445,610	403,902

Cash and cash equivalents at end of year	403,902	707,101

Income tax paid	-	-
Interest paid	-	-

Wintech Digital Systems Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2002 and 2003

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Texas on April 22, 1992.  On July 25, 2000, Beijing Wintech Science and Technology Development Corporation (“Wintech Technology”) was acquired by the Company in exchange for an aggregate of 12,000,000 shares of common stock and became a wholly-owned subsidiary of the Company. Wintech Technolgy is principally engaged in developing Digital Signal Processing ("DSP") solutions for network, telecommunication and general-purpose platforms.  Wintech Technology manufactures and sells DPS products; and related materials, as well as providing consulting services.  It is also the principal activity of the Group.

On February 28, 2002, Beijing Wintech Xing-Ye Technology Development Company Limited (“Xing-Ye”), was established in the PRC, with Wintech Technology owning a 60% interest.  The registered capital is RMB500,000 (US$60,403) and was fully paid-up by the owners.  Pursuant to share transfer agreements dated March 20, 2002, all interests in Xing-Ye held by the minority interests were transferred to Wintech Technology at cost.  Since then, Xing-Ye became a wholly-owned subsidiary.  Xing-Ye is still in the development stage.

2.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial information of the Company and its subsidiaries (“the Group”).

The results of subsidiaries acquired and disposed of during the year are consolidated from or up to the date of their effective date of acquisition and disposal respectively.

All material intercompany balances and transactions have been eliminated in consolidation.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Net sales represent the invoiced value of goods, net of value-added tax (“VAT”) and returns.  Revenue from consulting services represents the invoiced amounts net of business tax.  The Group generally recognizes product revenue or service revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided respectively, the fees are fixed or determinable, and collection is probable.

Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.  The Company's income tax provision for each period is nil due to continuing losses in both periods.

Provision for income taxes for the year ended June 30, 2002 and other related taxes has been made in accordance with the tax rates and laws in effect in the PRC, the Group’s principal place of operation.

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

Earnings per share ("EPS")

The calculation of basic EPS is based on net income for the year attributable to stockholders and is calculated using the weighted average number of common stock outstanding during the year.

Diluted EPS is computed by dividing earnings available to common stockholders by the weighted average number of common stocks outstanding adjusted to reflect potentially dilutive securities.  There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted EPS are the same.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment and depreciation (Continued)

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation (Continued)

There was no significant fluctuation in the exchange rate of US$ and RMB, the exchange rate adopted was US$1 / RMB8.2777.  Comprehensive income and accumulated other comprehensive income are not material to the financial statements.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

Uses of estimates

The preparation of the Group’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from those estimates.

Allowance for doubtful accounts

The Group provides an allowance for doubtful accounts equal to the estimated uncollectable amounts.  The Group’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Group’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of US$158,620 as of June 30, 2003.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

New accounting pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This standard nullifies the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, the FASB concludes that an entity’s commitment to an exit plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  The Group does not expect that this standard will have any effect on its consolidated financial statements.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”.  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and other provisions are effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 has no material impact on the Group's consolidated financial statements.

4.

PROVISION FOR INCOME TAXES

The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates.  Income tax has not been provided as the Company incurred a loss for taxation purposes for the year. Wintech Technology, which is incorporated and carrying on business in the PRC, and also qualifies as a high-tech enterprise, is eligible to certain tax holidays and concessions.  Wintech Technology is entitled to a concessionary tax rate of 15% and is exempted from the enterprise income tax for three years starting from the first year of profitable operations and then is subject to 50% reduction for the next three years.  The first year of profitable operations was the year ended June 30, 1997.

Deferred income taxes have not been provided as the effect of temporary differences is insignificant as of June 30, 2002 and 2003.

Income tax expense comprises the following:

	For the year ended June 30,
	2002	2003
	US$	US$

Current tax	15,170	-

The reconciliation of the PRC statutory income tax rate to the effective income tax rate based on income stated in the statements of operations is as follows:

	For the year ended June 30,
	2002	2003
	%	%

Statutory rate	15.0	15.0

Tax concession	(7.5)	-
Non-deductible activities	(4.7)	(4.4)
Net effect on unprovided deferred tax	(8.7)	(4.7)
Valuation allowance	(0.5)	(5.9)

Effective tax rate	(5.7)	-

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity of US$76,430 is established.  As of June 30, 2003, the Company and its subsidiaries had net operating loss carryforwards for income tax reporting purposes that might be offset against future taxable income.  No tax benefit has been reported in the financial statements, because the management believes that it is more likely than not that the carryforwards will be not be realized.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

5.

INVENTORIES

2003
US$
Inventories comprise the following:

Raw materials	137,052
Work-in-progress	34,310
Finished goods	122,258

293,620

6.

PROPERTY AND EQUIPMENT, NET

	Estimated useful lives	2003
	Years	US$

Cost
Computer equipment	5	123,250
Furniture and fixtures	5	4,265
Motor vehicles	5	82,714

		210,229
Accumulated depreciation		(104,532)

Property and equipment, net		105,697

7.

COMMON STOCK

In July 2002, the Company signed an agreement with an algorithm development group (development group).  According to the agreement, the Company acquired all the VOIP, imaging processing, and multimedia communication algorithms developed and owned by the development group for 2,100,000 shares of the Company’s common stock.  The shares are to be issued in four installments, contingent to the terms and conditions set forth in the agreement.  The first payment of 400,000 shares was issued to the development group in July 2002.  The 2.1 million shares, including the remaining 1.7 million shares to be issued in future, are entitled to receive dividends on both shares issued and issuable, but the voting rights will only be permitted when the respective shares are formally issued.  The acquired technology was written off during the year.  Another payment of 500,000 shares was made out of the 1.7 million shares on August 25, 2003.

On August 25, 2003, the Company also issued an aggregate of 1,178,400 shares to the employees as part of compensation.

8.

RELATED PARTY TRANSACTIONS

(a)

Names and relationship of related parties

Existing relationship with the Group

Dong Yonghong

A director of the Company

Li Mingrong

A director of the Company

Tan Mingjuan

A director of the Company

Deng Changjiang

A director of the Company

Chen Xiaomin

A director of the Company

(b)

Related party transactions

2003
US$
(i) Due (to) from related parties
Tan Mingjuan	96,078
Li Mingrong	24,161

120,239

The amounts due are unsecured, interest-free and not expected to be repaid in the next twelve months from June 30, 2003.

	2002	2003
	US$	US$
(ii) Directors’ remuneration
Dong Yonghong	218,774	216,091
Tan Mingjuan	14,165	12,540
Li Mingrong	14,781	16,019
Deng Changjiang	-	15,946
Chen Xiaomin	-	14,497

9.

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

In addition, the subsidiary is required by law to contribute 14% and 1.5% of basic salaries of the PRC employees to a staff welfare fund and education fund respectively.  The total contributions for the years ended June 30, 2002 and 2003 were US$34,820 and US$25,885 respectively.

11.

COMMITMENTS UNDER OPERATING LEASES

The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings.  The future minimum lease payment as of June 30, 2003 is as follows:

US$
Financial year:
2004	35,310
2005	17,655

52,965

Total lease expense for the years ended June 30, 2002 and 2003 was US$55,939 and US$70,516 respectively.

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

(a)

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

The fair values of all of the Group’s financial instruments approximate their carrying values.

14.

MAJOR CUSTOMERS

The Group derived operating revenue from a major customer, which accounted for 12% of operating revenue in 2003.  Total amount of operating revenue from this customer was US$117,450 during the year.  No other customers accounted for over 10% of operating revenue.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name

Age

Position(s) and Office(s)

Yonghong Dong

36

President, Chairman of the Board & Director

Mingrong Li

36

            Treasurer, & Director

MingJuan Tan

35                Secretary, & Director

Xiaomin Chen

49

            Director

Changjiang Deng

      45                Director

Dr. Mingjuan Tan is the wife of Mr. Yonghong Dong.

Yonghong Dong,  B.S. in Electronic Engineering, Peking University

August, 1996 --- Present

Director, Beijing Wintech Technology Co. LTD.

July 2000 --- Present
President, Wintech Digital Systems Technology Corporation

1.   In charge of over all product series planning.  Maintain company's focus on
     DSP business;
2.   In charge of product research and development;
3.   Successfully  led the  company's  innovation in DSP market and made Beijing Wintech the leader in Chinese DSP market in short amount of time;
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

1998 – Present

Director, Beijing Wintech Technology Co. LTD.

July 2000 --- Present

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

Xiaoming Chen, B.S.  Industrial Engineering

1999 ----- Present

Director, Executive Manager, Beijing Wintech Technology Co. LTD.

July, 2000 ---Present

Directorr, Executive Manager, Wintech Digital Systems Technology Corporation

1997 ----- 1999

President, Beijing Mindi Science and Technology Development Co., Ltd.

        Focused on telecommunication system and computer system integration.

1993 ----- 1997

Director, President, Beijing ReiCi  Communication System Development Co. Ltd.

         Communication    terminal   equipment   technology    development   and
import/export.

Mingrong Li,  M.S. , Peking University

October, 1999 -----  Present

Director, Marketing Department Manager, Beijing Wintech Technology Co. LTD.

July, 2000 --- Present

Director, Marketing Department Manager,  Wintech Digital Technology Corporation

August, 1993 ----- September, 1999

President, Beijing Chang An Hudsons  Electronic Co. Ltd
         Marketing  video  signal  processing  and  teleconference  system  to both domestic and international clients.

Changjiang Deng, B.S.  Electronics Engineering, Xian Jiao Tong University

Oct. 2000 – Present

Director, Wintech Digital Systems Technology Corp.

Planning and promoting the market  for TI’s DSP. Responsible for managing the development of  portable application on Intel’s     StrongARM ,  Haier’s refrigerator  controller (on TI’s TMS320F2402). In charge of company’s ERP and CRM system.

Oct. 2000 – Mar. 1996

       Chief Representative Beijing office and North China sales manager , HK Gold Insignia Company Ltd.,

   Responsible for office management and customer relation management.

Mar. 1996 – Oct. 1989:

Electronic components sales engineer , Beijing Stone group Corporation

            Responsible for marketing the electronic components.

 Oct. 1989 – Jun. 1982:

         R&D Engineer,  Beijing Orient Electronic Group Corporation

Completed a new interface circuit design between radio and carrier wave equipment.

Compliance With Section 16(a)of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended June 30, 2003,was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.

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

SUMMARY COMPENSATION TABLE

                                            SUMMARY COMPENSATION TABLE

                                     Annual Compensation  Awards       Long Term     Compensation

Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI     Other

                                                           Annual       Stock         SARs (#)       Payout

                                                            Comp.       Awards

----------------------------------------------------------------------------------------------------------

Yonghong Dong,

              2002     215,900      -0-         -0-         -0-           -0-         -0-       -0-

President

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the stock ownership as of June 30, 2003, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 13,813,700 shares of Common Stock issued on June 30,2003.

Name and address of beneficial owner and management	Amount of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Mr. Yonghong Dong President and Chairman No. 48-30 Gensi Road Taixing Town Taixing Shi Jiangsu Province China	6,803,200	50.7%
Mr. Xiaoming Chen Vice President of Administration Director North 21-601 Zhaoshang Road Shekou ShenZhen ,Guangdong Province, China	904,000	6.7%
Ms. Mingjuan Tan Director Nothr-West 4-234, Tsinghua University Beijing, China	403,600	3.0%
Mr. Mingrong Li Treasurer, Vice President of Marketing and Director No. 22-3-502 Dongzhuang You An Men Wai Fengtai District , Beijing China	250,000	1.9%
Mr. Changjiang Deng Director 10 Jiu Xian Qiao Rd. Chaoyang District, Beijing, China	100,000	0.7%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

None.

ITEM 14.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed,

summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation,

controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services provided by the Company's principal accountants are preapproved by the Company's management and are currently limited to audit and audit-related services.  The management monitors all relationships between the Company and its principal accountants to comply with Securities and

Exchange Commission rules designed to ensure that auditors are qualified and independent of their audit clients both in fact and in appearance.  Management of the Company must obtain audit committee approval prior to making any changes in the scope of services provided by the Company's principal accountants.

Aggregate fees billed by the Company's principal accountants for services during each of the last two fiscal years are as follows:

                                      2003

                 2002

                              --------------------       -------------------

                              Amount       Percent        Amount       Percent

                              ------       -------        ------       -------

Audit Fees                   $15,000          83%        $15,000          94%

Audit-Related Fees            3,000           17           1,000           6%

Tax Fees                           0           0               0           0

All Other Fees

                 0           0               0           0

Total Fees                   $18,000          100%        $16,000         100%

The audit-related fees in 2003 included professional services associated with the Company's Securities Act Registration Statement.  Audit-related fees in

2003 and 2002 included professional services associated with the Company's Securities

Act Registration Statement and with the Company's periodic reporting under the

Securities Exchange Act of 1934, including Reports on

Form 10-QSB.  Fees associated with all such services during 2003 were attributable to work performed by full-time, permanent employees of the

Company's principal accountants.

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wintech Digital System Technology Corp. (the "Company") on Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. I have reviewed the Report of the Company;

       2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

       3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

       4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 45 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)

presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The registrant's other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/  Yonghong Dong

                                    -----------------------

                                    By: Yonghong Dong

                                    Chief Executive Officer

                                    September 30, 2003

In connection with the Annual Report of Wintech Digital System Technology Corp. (the "Company") on Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. I have reviewed the Report of the Company;

       2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

       3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

       4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 45 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)

presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The registrant's other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Jianpeng Zhang

                                    -------------------------

                                    By: Jianpeng Zhang

                                    Chief Financial Officer

      September 30, 2003