Form 10QSB
period 2003-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2003-11-14
CIK 1113226

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

Registrant's telephone number, including area code: (8610) 82782828

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                                        For the quarterly period ended September 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of   September  30, 2003

             $0.001 Par Value     14,992,100 Class A Common Stock Shares

                                                   TABLE OF CONTENTS

PART 1

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

ITEM  3.  CONTROLS AND PROCEDURES

 PART II

ITEM  1.  LEGAL  PROCEEDINGS

ITEM  2.  CHANGES  IN  SECURITIES AND USE OF PROCEEDS

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

ITEM  5.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheet	F-1
Condensed Consolidated Statement of Operations	F-2
Condensed Consolidated Statement of Cash Flows	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of September  30, 2003

(Unaudited) and June 30, 2003 (Audited)

ASSETS	As of Sep. 30, 2003	As of June 30, 2003
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash & cash equivalents	$780,290.00	$707,101.00
Accounts receivable, net of allowance	60,260.00	42,122.00
Other receivables	62,355.00	48,162.00
Inventory	279,633.00	293,620.00
Total Current Assets	1,182,538.00	1,091,105.00

Property & equipment	210,229.00	210,229.00
Accumulated depreciation	(112,057.00)	(104,532.00)
Total property & equipment	98,172.00	105,697.00

Total Assets	$1,280,710.00	$1,196,702.00

See notes to condensed consolidated financial statements

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y Current Liabilities
Accounts payable	$79,163.00	$77,662.00
Accrued expenses	207,033.00	196,731.00
Due to a director	111,802.00	70,258.00
Other taxes payable	431,833.00	405,206.00
Income taxes payable	66,161.00	66,487.00
Total Current Liabilities	895,992.00	816,334.00

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 14,992,100 & 13,813,700 shares issued and outstanding respectively	14,992.00	13,814.00

Issuance of non-voting shares par value of US$0.001; 1,200,000 & 1,700,000 shares	1,200.00	1,700.00

Additional paid in capital	724,064.00	706,087.00

Accumulated deficit	(332,495.00)	(318,200.00)

Amounts due from related parties	(120,239.00)	(120,239.00)

Statutory reserves	97,196.00	97,196.00

Net Stockholders' Equity	384,718.00	380,358.00
Total Liabilities and Investors' Equity	$1,280,710.00	$1,196,702.00

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations Stated in USD ( Unaudited)

	For the Three Months Ended Sep. 30
	2003	2002
	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services…...	$288,571.87	$194,247.35

Cost of Products and Services…….	(111,844.93)	(85,552.02)
Gross Profit………………….	176,726.94	108,695.33
Expenses
Selling, general and administrative expenses………………………….	(192,201.45)	(244,222.92)
Loss from Operations……	(15,474.51)	(135,527.59)
Other Income	100.00	0.00
Interest income……………………	1,079.62	542.88
Total Other Income (Expenses)	1,179.62	542.88

Loss before income taxes……	(14,294.89)	(134,984.71)
Provisions for income tax………..	0.00	0.00
Net loss …………….	$(14,294.89)	$(134,984.71)
Basic Loss Per Share	(0.001)	(0.01)
Diluted Loss Per Share	(0.001)	(0.01)
Weighted Average Shares Outstanding	15,786,535	13,787,597

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cashflows Stated in USD(Unaudited)

	For the Three Months Ended Sep. 30
	2003	2002
Cash Flows from Operating Activities
Net Loss	$(14,295.00)	$(134,984.71)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	7,525.00	7,876.93
Expenses not involving cashflows - compensation cost (note 2)	18,655.00	81,900.00
Change in Operating Assets & Liabilities
(Increase) Decrease in accounts receivable	(18,138.00)	33,554.27
Decrease in inventory	13,987.00	24,056.67
Increase in other receivable	(14,193.00)	(26,166.20)
Decrease in due from related parties	0.00	50,000.00
Decrease (Increase) in accounts payable	1,501.00	(312.41)
Decrease in income taxes payable	(326.00)	-
Increase in other taxes payable	26,627.00	20,032.48
Increase in accrued expenses	10,302.00	13,965.56
Increase in due to a director	41,544.00	0.00
Net Cash Provided by Operating Activities	73,189.00	69,922.59

Cash Flows from Investing Activities
Purchase of fixed assets	0.00	(965.72)
Net Cash Used in Investing Activities	0.00	(965.72)

Increase in Cash & Cash Equivalents	73,189.00	68,956.87

Cash & Cash Equivalents at Beginning of Period	707,101.00	403,902.00

Cash & Cash Equivalents at End of Period	$780,290.00	$472,858.87

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of September 30, 2003 and for the three-month period ended September 30, 2003, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2003.

The preparation of financial statements in conformity with accounting principles general accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three-month period ended September 30, 2003 and cash flows for the three-month period ended September 30, 2003, have been made.  The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Note 2.

Issuance of shares

Details of new shares issued during the period are disclosed in Part II, item 2.

Note 3.    Related party transactions

  During the period, shares were issued to directors and officers of the Company as part of their compensation. Details are described in Part II, item 2.

Item 2.  Managements Discussion and Analysis or Plan of Operations

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three-month ended September 30, 2003 compare to three-month ended September 30, 2002.

                                              Three Months ended

                 September 30, 2003                    September 30, 2002

                     (Unaudited)                                 (Unaudited)

Net sales        $288,571.87                                   $194,247.35

The increase in revenue was due to the increase in the sales of new products, such as TDS510USB2.0 and the new University Experiment Systems. DSP6X sales and TI development tools sales also increased. With its price  advantage, the management expects that TDS510USB2.0 will bring increased sales in the international market in the future.

Costs  consist  primarily of material purchase, salaries for  engineers,  costs of promotion,  rental expenses for office,   depreciation  and other  miscellaneous  expenses.   The increase in costs (mainly the  cost of materials and cost  of promotion) was primarily  attributable  to  the increase of sales.

The inventory decreased by $13,987 compared with the same period in the previous year.  The decrease of inventory is due to the increase in sales, and enhanced planning in purchasing.

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

Liquidity  and  Capital  Resource.

As of September 30, 2003, cash and cash equivalents were $780,290.00 versus  $707,101.00  for that as of June 30,  2003.  The increase in cash is mainly due to the increase of sales and inventory reduction measures.

Business  Risks.

The Company believes that the main risk is the continued slow down in the technology sector, especially in the telecom sector. Engineers developing telecom equipment are major customers of the Wintech products. The slow-down in the telecom sector reduces the demand on DSP emulators and DSP development boards.   This means reduced sales and decrease in unit price.

Competition.

Competition is emerging in the Chinese market which resulted in price reduction and hurts the  Company’s revenue.  But Wintech still has much stronger R&D capability than that of many competitors in China. As Wintech enters the global market, it faces about five major competitors in the US and Europe.  Wintech will rely on competitive price to compete  in the global market.

Management of Growth.

Since June, 2002, the Company has been making  progress in fine tuning its products for the global market while test marketing its products in the US, Korea, Japan, England, Taiwan and Israel. The Company believes that it can increase its revenue once it starts to enter the global market in full force, once its TDS560USB2.0 is released and TDS510USB2.0 is further improved.

B.

Plan of Operation

The Company believes that its cash reserve is sufficient for its operation in the next 12 month and there is no plan to raise funding during the next 12 months. The company is continuing in the development of TDS560USB2.0 and its IP-based Video phone product and hope to release TDS560USB2.0 in the next quarter.

Item  3.  Controls and Procedures

Evaluation of disclosure controls and procedures: The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such others within the Company.

Changes in internal controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities and Use of  Proceeds

On August 25, 2003, the Company issued 500,000 shares to Mr. Kun Tan, who holds these shares on behalf of an algorithm development group (Group). These shares were issued according to an agreement signed in July 2002 with this Group.  According to the agreement, the Company acquired all the VOIP, imaging processing, and multimedia communication algorithms developed and owned by the Group for 2,100,000 shares of the Company’s common stock.  The shares are to be issued in four installments, contingent to the terms and conditions set forth in the agreement.  The first payment of 400,000 shares was issued to the Group in July 2002.  The other two installments are to be paid during the next two years.

Also on August 25, 2003, the Company issued common stocks to the following directors and officers as part of their compensation: 420,000 were issued to Mr. Yonghong Dong, 10,000 shares were issued to Mr. Xiaming Chen, 98,400 shares where issued to Ms. Mingjuan Tan, 20,000 shares were issued to Mr. Mingrong Li, and 10,000 shares were issued to Mr. Changjiang Deng. Four key employees also received common stocks totaling 120,000 shares.  The issue price for these 678,400 shares was based on the net assets value of latest audited accounts for the year ended June 30, 2003 of US$0.0275 per share, totaling US$678 as issued common stock and US$17,977 as additional paid-in capital.  The amount was recognized as an expense in the three-month period ended September 30, 2003.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quartly Report of Wintech Digital System Technology Corp. (the "Company") on Form 10-QSB for the year ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yonghong Dong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. I have reviewed the Report on Form 10-QSB of the Company;

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

                                    November 14, 2003

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quartly Report of Wintech Digital System Technology Corp. (the "Company") on Form 10-QSB for the year ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jianpeng Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. I have reviewed the Report on Form 10-QSB of the Company;

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

      November 14, 2003