Form 10QSB/A
period 2003-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2003-12-23
CIK 1113226

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

None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

                          CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpen Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2003 of Wintech Digital Systems Technology Corp.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our  supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

December 23, 2003

/s/ Jianpeng Zhan

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

December 23, 2003

/s/ Jianpeng Zhan

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2003 of Wintech Digital Systems Technology Corp.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our  supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

December 23, 2003

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

December 23, 2003

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer