Form 10QSB
period 2003-12-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2004-02-13
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended December 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of   December  31, 2003

             $0.001 Par Value     14,992,100 Class A Common Stock Shares

                                                   TABLE OF CONTENTS

PART 1

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

ITEM  3.  CONTROLS AND PROCEDURES

 PART II

ITEM  1.  LEGAL  PROCEEDINGS

ITEM  2.  CHANGES  IN  SECURITIES AND USE OF PROCEEDS

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

ITEM  5.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheet	F-1
Condensed Consolidated Statement of Operations	F-2
Condensed Consolidated Statement of Cash Flows	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of December  31, 2003

(Unaudited) and June 30, 2003 (Audited)

ASSETS	As of Dec. 31, 2003	As of June 30, 2003
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash & cash equivalents	$802,326	$707,101
Accounts receivable, net of allowance	82,603	42,122
Other receivables	61,078	48,162
Inventory	222,975	293,620
Total Current Assets	1,168,982	1,091,105

Property & equipment	215,634	210,229
Accumulated depreciation	(119,640)	(104,532)
Total property & equipment	95,994	105,697

Total Assets	$1,264,976	$1,196,702

See notes to condensed consolidated financial statements

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable	$88,601	$77,662
Accrued expenses	237,513	196,731
Due to a director	108,115	70,258
Other taxes payable	456,066	405,206
Income taxes payable	66,161	66,487
Total Current Liabilities	956,456	816,334

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 14,992,100 & 13,813,700 shares issued and outstanding	14,992	13,814

Non-voting shares par value of US$0.001; 1,200,000 & 1,700,000 shares	1,200	1,700

Additional paid in capital	724,064	706,087

Accumulated deficit	(408,693)	(318,200)

Amounts due from related parties	(120,239)	(120,239)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	308,520	380,358
Total Liabilities and Stockholders' Equity	$1,264,976	$1,196,702

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended Dec. 31		For the Six Months Ended Dec. 31
	2003	2002	2003	2002
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services	$296,534	$271,165	$585,106	$465,412

Cost of Products and Services	(126,723)	(93,464)	(238,568)	(179,016)
Gross Profit………………….	169,811	177,701	346,538	286,396
Expenses
Selling, general and administrative expenses	(247,199)	(205,941)	(439,401)	(450,164)
Loss from Operations……	(77,388)	(28,240)	(92,863)	(163,768)
Other Income	0	50	100	50
Interest income	1,190	270	2,270	813
Total Other Income	1,190	320	2,370	863

Loss before income taxes……	(76,198)	(27,920)	(90,493)	(162,905)
Provision for income tax.	0	0	0	0
Net loss …………….	$(76,198)	(27,920)	$(90,493)	$(162,905)
Basic Loss Per Share	(0.005)	(0.002)	(0.006)	(0.01)
Diluted Loss Per Share	(0.005)	(0.002)	(0.006)	(0.01)
Weighted Average Shares Outstanding	16,192,100	13,813,700	15,988,209	13,800,641

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended Dec. 31
	2003	2002
	(Unaudited) USD	(Unaudited) USD
Cash Flows from Operating Activities
Net Loss	$(90,493)	$(162,905)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	15,108	13,628
Expenses not involving cash flows - compensation cost	18,655	81,900
Changes in Operating Assets & Liabilities
(Increase) Decrease in accounts receivable	(40,481)	3,530
Decrease in inventory	70,645	33,477
Increase in other receivable	(12,916)	(11,719)
Decrease in advances to suppliers	0	98,945
Increase in accounts payable	10,939	1,142
Decrease in income taxes payable	(326)	-
Increase in other taxes payable	50,860	52,303
Increase in accrued expenses	40,782	5,404
Increase in due to a director	37,857	0
Net Cash Provided by Operating Activities	100,630	115,705

Cash Flows from Investing Activities
Purchase of fixed assets	(5,405)	(3,212)
Net Cash Used in Investing Activities	(5,405)	(3,212)

Increase in Cash & Cash Equivalents	95,225	112,493

Cash & Cash Equivalents at Beginning of Period	707,101	403,902

Cash & Cash Equivalents at End of Period	$802,326	$516,395

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of December 31, 2003 and for the six-month period ended December 31, 2003, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2003.

The preparation of financial statements in conformity with accounting principles general accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2003, the results of operations for the six-month period ended December 31, 2003 and cash flows for the six-month period ended December 31, 2003, have been made.  The results of operations for the six-month period ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

Note 2.

Issuance of shares

 N/A

Note 3.    Related party transactions

   N/A.

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three-months ended December 31, 2003 compared to three-months ended December 31, 2002.

                                             Three Months ended

                 December 31, 2003                    December 31, 2002

                     (Unaudited)                                 (Unaudited)

Net sales        $296,534                                   $271,165

Six-months ended December 31, 2003 compared to six-months ended December 31, 2002.

                                             Six Months ended

                 December 31, 2003                    December 31, 2002

                     (Unaudited)                                 (Unaudited)

Net sales        $585,106                                   $465,412

The increase in revenue was due to the increase in the sales of new products, such as TDS510USB2.0 and DAM6416P-V. TI development tools sales also increased. With its price  advantage, management expects that TDS510USB2.0 will bring increased sales in the international market in the future.

Costs  consist  primarily of material purchases, salaries for  engineers,  costs of promotion,  rental expenses,   depreciation  and other  miscellaneous  expenses.   The increase in costs (mainly the  cost of materials and cost  of promotion) was primarily  attributable  to  the increase in sales.

The inventory decreased by $56,659 compared with that as of June 30, 2003 .  The decrease of inventory is due to the increase in sales, enhanced planning in purchasing, and the write-off of obsolete products and materials ($35,308). The write-off of obsolete inventory also caused the expense（Selling, general and administrative expenses）to increase significantly compared to the same period of last year.

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

Liquidity  and  Capital  Resource.

As of December 31, 2003, cash and cash equivalents were $802,326 versus  $707,101 as of June 30,  2003.  The increase in cash is mainly due to the increase of sales and inventory reduction measures.

Business  Risks.

The Company believes that the main risk is the continued slow down in the technology sector, especially in the telecom sector. Engineers developing telecom equipment are major customers of the Wintech products. The slow-down in the telecom sector reduces the demand on DSP emulators and DSP development boards.   This means reduced sales and decreases in unit price.

Competition.

Competition is emerging in the Chinese market which resulted in price reductions and hurts the  Company’s revenue.  But Wintech still has much stronger R&D capability than that of many competitors in China. As Wintech enters the global market, it faces about five major competitors in the US and Europe.  Wintech will rely on competitive pricing to compete  in the global market.

Management of Growth.

Since June, 2002, the Company has been making  progress in fine tuning its products for the global market while test marketing its products in the US, Korea, Japan, England, Taiwan and Israel. The Company believes that it can increase its revenue once it starts to enter the global market in full force, and once its TDS560USB2.0 is released and TDS510USB2.0 is further improved.

B.

Plan of Operation

The Company believes that its cash reserve is sufficient for its operations in the next 12 months and there is no plan to raise funding during the next 12 months. The company is continuing in the development of TDS560USB2.0 and its IP-based Video phone product and hopes to release TDS560USB2.0 in the next quarter.

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

                          CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpen Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2003 of Wintech Digital Systems Technology Corp.;

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

February 13, 2004

/s/ Jianpeng Zhan

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

February 13,2004

/s/ Jianpeng Zhan

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2003 of Wintech Digital Systems Technology Corp.;

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

February 13,2004

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

February 13,2004

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer