Form 10QSB
period 2004-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2004-05-17
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended March 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of   March  31, 2004

             $0.001 Par Value     14,992,100 Class A Common Stock Shares

                                                   TABLE OF CONTENTS

PART 1

FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

ITEM  3.  CONTROLS AND PROCEDURES

 PART II

OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

ITEM  2.  CHANGES  IN  SECURITIES AND USE OF PROCEEDS

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

ITEM  5.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheet	F-1
Condensed Consolidated Statement of Operations	F-2
Condensed Consolidated Statement of Cash Flows	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of March  31, 2004

(Unaudited) and June 30, 2003 (Audited)

ASSETS	As of March 31, 2004	As of June 30, 2003
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash and cash equivalents	$724,744	$707,101
Accounts receivable, net of allowance	63,130	42,122
Other receivables	53,121	48,162
Inventory (Note 2)	270,099	293,620
Total Current Assets	1,111,094	1,091,005

Property and equipment	224,309	210,229
Accumulated depreciation	(127,242)	(104,532)
Total property and equipment	97,067	105,697

Total Assets	$1,208,161	$1,196,702

See notes to condensed consolidated financial statements

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable	$82,837	$77,662
Accrued expenses	207,911	196,731
Due to a director	93,377	70,258
Other taxes payable	452,233	405,206
Income taxes payable	66,161	66,487
Total Current Liabilities	902,519	816,344

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 14,992,100 & 13,813,700 shares issued and outstanding	14,992	13,814

Non-voting shares par value of US$0.001; 1,200,000 & 1,700,000 shares	1,200	1,700

Additional paid in capital	724,064	706,087

Accumulated deficit	(411,571)	(318,200)

Amounts due from related parties	(120,239)	(120,239)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	305,642	380,358
Total Liabilities and Stockholders' Equity	$1,208,161	$1,196,702

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2004	2003	2004	2003
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services	$231,902	$205,059	$817,008	$670,471

Cost of Products and Services	(87,894)	(71,808)	(326,462)	(250,824)
Gross Profit	144,008	133,251	490,546	419,647
Expenses
Selling, general and administrative expenses	(147,805)	(177,513)	(587,206)	(627,677)
Loss from Operations	(3,797)	(44,262)	(96,660)	(208,030)
Other Income	0	107	100	157
Interest income	919	1,351	3,189	2,163
Total Other Income	919	1,458	3,289	2,320

Loss before income taxes	(2,878)	(42,804)	(93,371)	(205,710)
Provision for income tax	0	0	0	0
Net loss …………….	$(2,878)	(42,804)	$(93,371)	$(205,710)
Basic Loss Per Share	(0.0002)	(0.003)	(0.006)	(0.013)
Diluted Loss Per Share	(0.0002)	(0.003)	(0.006)	(0.013)
Weighted Average Shares Outstanding	16,192,100	15,513,700	16,055,925	15,467,699

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended March 31
	2004	2003
	(Unaudited) USD	(Unaudited) USD
Cash Flows from Operating Activities
Net Loss	$(93,371)	$(205,710)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	22,710	21,091
Expenses not involving cash flows - compensation cost	18,655	81,900
Changes in Operating Assets & Liabilities
Increase in accounts receivable	(21,008)	(3,789)
Decrease in inventory	23,521	46,934
(Increase) Decrease in other receivable	(4,959)	22,434
Decrease in advances to suppliers	0	121,252
Increase (Decrease) in accounts payable	5,175	(313)
Decrease in income taxes payable	(326)	-
Increase in other taxes payable	47,027	76,594
Increase in accrued expenses	11,180	24,992
Increase in due to a director	23,119	0
Net Cash (Used in) Provided by Operating Activities	31,723	185,385

Cash Flows from Investing Activities
Purchase of fixed assets	(14,080)	(18,911)
Net Cash Used in Investing Activities	(14,080)	(18,911)

(Decrease) Increase in Cash and Cash Equivalents	17,643	116,474

Cash & Cash Equivalents at Beginning of Period	707,101	403,902

Cash & Cash Equivalents at End of Period	$724,744	$570,376

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of March 31, 2004 and for the nine-month period ended March 31, 2004, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles in the United States of America generally accepted have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004, the results of operations for the three-month period and nine-month period ended March 31, 2004 and cash flows for the nine-month period ended March 31, 2004, have been made.  The results of operations for the three-month period and nine-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

Note 2.

Inventory

	As of March 31, 2004	As of June 30, 2003
	(Unaudited)	(Audited)
	USD	USD
Inventories comprise the following:

Raw materials		137,052
Work-in-progress		34,310
Finished goods		122,258

	270,099	293,620

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

                                             Three Months ended

                 March 31, 2004                        March 31, 2003

                     (Unaudited)                                 (Unaudited)

Net sales        $231,902                                   $205,059

Nine months ended March 31, 2004 compared to nine months ended March 31, 2003

                                             Nine Months ended

                  March 31, 2004                        March 31, 2003

                     (Unaudited)                                 (Unaudited)

Net sales        $817,008                                   $670,471

The increase in revenue was due to the increase in the sales of new products, such as TDS560 and DAM6416P-V. TI (Texas Instrument) development tools sales also increased.

Costs  consist  primarily of material purchases, salaries for  engineers,  costs of promotion,  rental expenses,   depreciation  and other  miscellaneous  expenses.   The increase in the  cost of materials and cost  of promotion was primarily  attributable  to  the increase in sales. Starting from the quarter ended March 31, 2004,  Mr. Yonghong Dong has agreed to waive his salary of US$50,000 for each quarter,  Selling, general and administrative expenses decreased by US$33,505 compared with the same period last year

The gross profit margin of products increased from 65% in the same period last year to 74% in the quarter ended March 31, 2004. This increase is the result of the increase in the sales of new products with profit margins exceeding 75%.

The inventory decreased by $23,521 compared with that as of June 30, 2003.  The decrease of inventory is due to the increase in sales and enhanced planning in purchasing.

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

Liquidity  and  Capital  Resource.

As of March 31, 2004, cash and cash equivalents were $724,744 versus  $707,101 as of June 30, 2003.  The increase in cash is mainly due to the delay in payment of certain liabilities.

Business  Risks.

While maintaining its core business in emulator and DSP (Digital Signal Processing) board development and sales,  the Company has been focusing its resources in new video product line such as IP (Internet Protocol)  Video solutions.  If the Company can not finish the development quickly, the Company may fail to capture any market share in this new business. That means the Company may fail to execute its strategy for significant increases in its revenue.

Competition.

While competition in its emulator and DSP board business still exists, the Company will also face new competition when it  enters the video device market. For example, in the IP Video Phone and video surveillance business, there are many companies around the world using the newest DSP chips to develop similar products. While the Company believes it can develop advanced products/solutions at lower cost, there is no guarantee that the Company will have any advantage over competition in  terms of technology or price.

Management of Growth.

The Company continue to improve its emulator products for international markets. New TDS560USB2.0 will also be released soon.  The Company believes that the new emulator will improve its sales in China and in the global market.  Since the emulator market is limited, the Company is focusing on the video device market, hoping to gain access to the mass market in order to significantly increase its revenue.

B.

Plan of Operation

The Company believes that its cash reserve is sufficient for its operations for the next 12 months and there is no plan to raise funding during the next 12 months. The Company is continuing in the development of TDS560USB2.0 and its IP-based Video phone product and hopes to release TDS560USB2.0 in the next quarter.

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

None.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

None.

Item 5. Other information

On April 19, 2004, the Company signed "Windows Media Format Components Distribution License" agreement with Microsoft. The Company plans to adapt Microsoft Windows Media software to its DM642 board. The Company's DM642 hardware and software package is being developed for applications such as IP video phone, video conference, and security surveillance systems.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

                    CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2004 of Wintech Digital Systems Technology Corp.;

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

May 15, 2004

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May 15,2004

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2004 of Wintech Digital Systems Technology Corp.;

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

May 15,2004

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May 15,2004

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer