Form 10KSB
period 2004-06-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2004-09-30
CIK 1113226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                     FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended June 30, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 31, 2004, was approximately $802,935.

      The number of shares held by non-affiliates of registrant’s Common Stock outstanding on August 31, 2004, was 5,352,900.

The number of shares of Registrant's Common Stock outstanding on August 31, 2004, was 14,992,100.

The Registrant's total revenues for the year ended June 30, 2004 were $1,039,995.

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

Wintech has developed a series of DSP development tools, including DSP Hardware Modules, DSP Emulators, DSP Experiment Development Systems. These development tools are marketed to electrical engineers. Wintech also provides training and consulting services to these engineers to help them to use the tools to develop end-user products. Wintech is one of the few companies in the world that has released new generation emulators based on TI’s XDS560 technology.

Wintech faces competition in DSP development system business as it enters the international market. There are several US and European companies that have been in the DSP emulator and development board market for many years. They have well-established product lines and distribution channels.  Two of the competitors control majority of the international market. Mainly relying on low price strategy, Wintech is gradually making its name known in the international market. So far it had made small amount of sales in US, Japan, Brazil, Greece, Israel, England, Russian, Canada, India and Slovenia.

Information regarding Wintech, including product and service information, can be found at http://www.wintechdigital.com/.

As of August 31, 2004, the Company has 54 full time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

The company currently leases office spaces located at: 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085 and space for research, development and production at Building 1, Suite 1001, Guoji ChuangYeYuan, ShanDiXinxi ZhongLu, HaiDian District, Beijing, China 100085.

ITEM 3.   LEGAL PROCEEDINGS

The Company is presently not involved in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended on June 30, 2004, there were no matters submitted to a vote of the Company's shareholders.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during the fiscal year ended June 30, 2004.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

Quarter	HIGH	LOW
September 30, 2003	$0.05	$0.04
December 31, 2003	$0.10	$0.04
March 31, 2004	$0.19	$0.08
June 30, 2004	$0.19	$0.15

Shareholders

There were approximately 311 record holders of Common Stock as of June 30, 2004, holding a total of 14,992,100 outstanding shares of Common Stock of which 383,686 was in the public float.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Wintech presently has executive office at: 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085

Events That Took Place Subsequent to Year Ended June 30, 2004.

N/A.

Results of Operations

For the period ended June 30, 2004:

Total revenue for the year ended June 30, 2004 and 2003 was $1,039,995 and $963,860 respectively. All the revenue comes from the operation of the Company’s wholly owned subsidiary, Beijing Wintech and Xing-Ye, which was acquired by the Company on July 25, 2000. .  The increase in revenue was due to the increase in the sales of electronics component.   Gross profit for the year ended June 30, 2004, increased to $667,457 compared to $605,637 in fiscal year 2003. The increase in gross profit was the result of the increase in sales.

Inventories decreased from $293,620 as of June 30, 2003 to $259,360 as of June 30, 2004, due to inventory reduction measures and due to enhanced planning in material purchasing. Selling, general and administrative expenses for the year ended June 30, 2004, decreased to $809,030, compared to $853,121 in fiscal year 2003.  The main reason for the decrease was due to cost control measures such as controlling office expenses and the forfeiture of salary payable to Mr. Dong for the period from Jan. 04 to Jun 04. The cost reduction partly offset the impact of price reduction, which is necessary due to competition. As the result of increased gross profit, the Group’s net loss is reduced to $174,825 in the year ended June 30, 2004, as compared to a net loss of $278,471 in the year ended June 30, 2003.

Capital Resources and Liquidity

The Company completed the reverse acquisition of Beijing Wintech on July 25, 2000. 100% of the registered share capital of Beijing Wintech was acquired by the Company, in exchange for 12,000,000 shares of the Company’s $0.001 par value common stock. Immediately after issuing 12,000,000 shares of the common stock to the owners of Beijing Wintech, the Company had a total of 12,690,500 shares of common stock issued and outstanding at the end of July 2000.

The Group's capital resources were mainly generated from operating activities.

As of June 30, 2004, the Group had $626,594 cash and bank balances. Accounts receivable were $38,533. Inventories were $293,620.  Management believes that the Group's current cash on hand is sufficient to settle liabilities and obligations and to meet the Group's working capital needs for the next 12 months.

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

During the next year, the Company will focus in the following areas: develop and market video communication development platforms based on new TI DSP chips, the Company hopes to generate revenue from sales of the platforms as well as the license fee and royalty fee for the software that run on the platforms;  continue to develop and start to market new DSP emulator TDS560USB2.0; continue to establish international distribution channels..

ITEM 7.   FINANCIAL STATEMENTS

See the audited financial statements attached hereto and numbered F-1 through F-14.

Wintech Digital Systems Technology Corporation

Consolidated Financial Statements

For the period ended June 30, 2004

Wintech Digital Systems Technology Corporation

Index to Consolidated Financial Statements

                                                                                                                                         Pages

Report of Independent Registered Public Accounting Firm              F-1

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Wintech Digital Systems Technology Corporation

We have audited the accompanying consolidated balance sheet of Wintech Digital System Technology Corporation (the “Company”) and its subsidiaries (hereinafter collectively referred to as the “Group”) as of June 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of June 30, 2004 and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

Certified Public Accountants

Hong Kong

Date:

Wintech Digital Systems Technology Corporation

Consolidated Statements of Operations

Years ended June 30, 2004 and 2003

		For the year ended June 30,
		2004	2003
	Note	US$	US$

Operating revenue
Sales of goods	3	1,039,995	963,860

Cost of sales
Sales of goods		(372,538)	(358,223)

Gross profit		667,457	605,637

Operating expenses
Depreciation		(46,407)	(28,958)
Handling and shipping costs		(3,155)	(5,407)
Selling, general and administrative expenses		(809,030)	(853,121)

Loss from operations		(191,135)	(281,849)

Non-operating income
Interest income		3,990	641
Sundry income		12,320	2,737

Loss before income taxes		(174,825)	(278,471)

Provision for income taxes	4	-	-

Net loss		(174,825)	(278,471)

Numerator:
Net loss used in computing basic loss per share of common stock		(174,825)	(278,471)

Denominator:
Weighted average number of shares used in calculating basic loss per share of common stock		16,096,542	15,479,163

Loss per share:	3
Basic		(0.01)	(0.02)

Diluted		(0.01)	(0.02)

The accompanying notes are an integral part of these financial statements.

Wintech Digital Systems Technology Corporation

Consolidated Balance Sheets

As of June 30, 2004

		As of
		June 30, 2004
	Note	US$
ASSETS

Current assets
Cash and cash equivalents		578,376
Accounts receivable, trade		38,533
Prepayments and other receivables	8(b)(i)	92,539
Inventories	5	259,360

Total current assets		968,808

Property and equipment, net	6	104,085

Total assets		1,072,893

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable, trade		33,209
Accrued charges and other payables		205,682
Due to a director	8(b)(iii)	81,317
Income tax payable		65,660
Taxes other than income		462,837

Total current liabilities		848,705

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, US$0.001 par value
Authorized 200,000,000 shares
Issued and outstanding: 14,992,100 shares as of June 30, 2004		14,992
Non-voting shares:
1,200,000 shares as of June 30, 2004	7	1,200
Additional paid-in capital		724,064
Due from directors	8(b)(ii)	(120,239)
Accumulated losses		(493,025)
Statutory reserves	9	97,196

Total stockholders’ equity		224,188

Total liabilities and stockholders’ equity		1,072,893

The accompanying notes are an integral part of these financial statements.

Wintech Digital Systems Technology Corporation

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2003 and 2004

	Common stock
	Issued and outstanding		Non-voting shares
	No. of shares	Par value	No. of shares	Par value	Additional paid-in capital	Due from directors	Accumulated losses	Statutory reserves	Total
		US$		US$	US$	US$	US$	US$	US$

Balances as of July 1, 2002	13,413,700	13,414	-	-	626,287	(166,747)	(39,729)	97,196	530,421

Net loss for the year	-	-	-	-	-	-	(278,471)	-	(278,471)

Decrease in amount due from directors	-	-	-	-	-	46,508	-	-	46,508

Issuance of shares	400,000	400	1,700,000	1,700	79,800	-	-	-	81,900

Balance as of June 30, 2003	13,813,700	13,814	1,700,000	1,700	706,087	(120,239)	(318,200)	97,196	380,358

Net loss for the year	-	-	-	-	-	-	(174,825)	-	(174,825)

Issuance of shares (note 7)	678,400	678	-	-	17,977	-	-	-	18,655

Transfer among different classes of common stock	500,000	500	(500,000)	(500)	-	-	-	-	-

Balance as of June 30, 2004	14,992,100	14,992	1,200,000	1,200	724,064	(120,239)	(493,025)	97,196	224,188

Wintech Digital Systems Technology Corporation

Consolidated Statements of Cash Flows

Years ended June 30, 2004 and 2003

		For the year ended June 30,
		2004	2003
	Note	US$	US$
Cash flows used in operating activities:
Net loss		(174,825)	(278,471)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		46,407	28,958
Compensation cost not involving cash flows		18,655	81,900
Changes in working capital:
Accounts receivable, trade		3,589	30,583
Prepayments and other receivables		(44,377)	45,238
Inventories	10	10,394	109,705
Accounts payable, trade		(44,453)	54,699
Accrued charges and other payable		8,951	27,079
Income tax		(827)	326
Taxes other than income		57,631	106,005

Net cash (used in) provided by operating activities		(118,855)	206,022

Cash flows (used in) from investing activities:
Due from related parties		-	46,508
Purchases of property and equipment	10	(20,929)	(19,589)

Net cash (used in) provided by investing activities		(20,929)	26,919

Net cash provided by financing activities:
Due to a related party		11,059	70,258

Net (decrease) increase in cash and cash equivalents		(128,725)	303,199
Cash and cash equivalents at beginning of year		707,101	403,902

Cash and cash equivalents at end of year		578,376	707,101

Non-cash operating activities
Issuance of shares for services		18,655	-
Change of usage from inventories to equipment		23,866	-

The accompanying notes are an integral part of these financial statements.

Wintech Digital Systems Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2004 and 2003

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

On February 28, 2003, Beijing Wintech Xing-Ye Technology Development Company Limited (“Xing-Ye”) was established in the PRC, with Wintech Technology owning a 60% interest.  The registered capital is RMB500,000 (US$60,403) and has been fully paid-up by the owners.  Pursuant to share transfer agreements dated March 20, 2003, all interests in Xing-Ye held by the minority interests were transferred to Wintech Technology at cost.  Since then, Xing-Ye became a wholly-owned subsidiary.  Xing-Ye commenced operation during the year.

On January 5, 2004, a wholly owned subsidiary, Wintech Digital System (Beijing) Company Limited (“Wintech Digital”), was established in the PRC.  The registered capital is US$200,000 and has been fully paid up.  Wintech Digital commenced business in July 2004.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Net sales represent the invoiced value of goods, net of value-added tax (“VAT”) and returns.  The Group generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable.

Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity operates.  The Company's income tax provision for each period is nil due to continuing losses in both periods.

Provision for income taxes and other related taxes for the year ended June 30, 2004 and 2003 has been made in accordance with the tax rates and laws in effect in the PRC, the Group’s principal place of operation.

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

Property and equipment and depreciation

Property and equipment are stated at cost less accumulated depreciation.  The cost of an asset consists of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.  Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, are charged to the statement of operations in the year in which they are incurred.  In situations where it can be clearly demonstrated that expenditures have resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditures are capitalized.

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

Allowance for doubtful accounts

The Group provides an allowance for doubtful accounts equal to the estimated uncollectable amounts.  The Group’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Group’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of US$158,620 as of June 30, 2004.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

New accounting pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

4.

PROVISION FOR INCOME TAXES

The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates.  Income tax has not been provided as the Company incurred a loss for taxation purposes for the year. Wintech Technology, Xing-Ye and Wintech Digital, which are incorporated and carrying on business in the PRC, and also qualify as high-tech enterprises, are eligible to certain tax holidays and concessions.  They are entitled to a concessionary tax rate of 15%.  Xing-Ye is exempted from PRC income tax until 31 December 2004.  Wintech Digital is exempted from enterprise income tax until 31 December 2006 and is subject to 50% reduction for the 3 years thereafter.

Deferred income taxes have not been provided as the effect of temporary differences is insignificant as of June 30, 2003 and 2004.

4.

PROVISION FOR INCOME TAXES (CONTINUED)

The reconciliation of the PRC statutory income tax rate to the effective income tax rate based on income stated in the statements of operations is as follows:

	For the year ended June 30,
	2004	2003
	%	%

Statutory rate	15.0	15.0

Non-deductible activities	(9.3)	(4.4)
Net effect on unprovided deferred tax	(3.5)	(4.7)
Valuation allowance	(2.2)	(5.9)

Effective tax rate	-	-

As of June 30, 2004, the Company and its subsidiaries had net operating loss carryforwards of US$67,314 for income tax reporting purposes that might be offset against future taxable income.  No tax benefit has been reported in the financial statements, because the management believes that it is more likely than not that the tax benefit of the carryforwards will not realize.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

5.

INVENTORIES

2004
US$
Inventories comprise the following:

Raw materials	125,323
Work-in-progress	41,228
Finished goods	92,809

259,360

6.

PROPERTY AND EQUIPMENT, NET

	Estimated useful lives	2004
	Years	US$
Cost
Computer equipment and software	5	167,790
Furniture and fixtures	5	4,520
Motor vehicles	5	82,714

		255,024
Accumulated depreciation		(150,939)

Property and equipment, net		104,085

7.

COMMON STOCK

On August 25, 2003, the Company issued 500,000 shares to Mr. Kun Tang, who holds these shares on behalf of an algorithm development group (Group). The number of non-voting shares was reduced at the same amount accordingly.  These shares were issued according to an agreement signed in July 2002 with this Group.  According to the agreement, the Company acquired all the VOIP, imaging processing, and multimedia communication algorithms developed and owned by the Group for 2,100,000 shares of the Company’s common stock.  The shares are to be issued in four installments, contingent to the terms and conditions set forth in the agreement.  The first payment of 400,000 shares was issued to the Group in July 2002.  The other two installments of 1,200,000 shares are to be paid during the next two years.

Also on August 25, 2003, the Company issued common stocks to the following directors and officers as part of their compensation: 420,000 shares were issued to Mr. Yonghong Dong, 10,000 shares were issued to Mr. Xiaming Chen, 98,400 shares were issued to Ms. Mingjuan Tan, 20,000 shares were issued to Mr. Mingrong Li and 10,000 shares were issued to Mr. Changjiang Deng. Four key employees also received common stocks totaling 120,000 shares.  The issue price for these 678,400 shares was based on the net assets value of latest audited accounts for the year ended June 30, 2003 of US$0.0275 per share, totaling US$678 as issued common stock and US$17,977 as additional paid-in capital.  The amount was recognized as an expense in the year ended June 30, 2004.

8.

RELATED PARTY TRANSACTIONS

(a)

Names and relationship of related parties

Name

Existing relationship with the Group

Yonghong Dong

A director of the Company

Mingrong Li

A director of the Company

Mingjuan Tan

A director of the Company

Changjiang Deng

A director of the Company

Xiaomin Chen

A director of the Company

Kun Tang

A director of the Company

(b)

Related party transactions

(i)

The balance included an amount of US$48,218 advanced to Mingjuan Tan and Yonghong Dong for the daily operation of the Company.

2004
US$
(ii) Due from directors
Mingjuan Tan	96,078
Mingrong Li	24,161

120,239

The amounts due are unsecured, interest-free and not expected to be repaid in the next twelve months from June 30, 2004.

2004
US$
(iii) Due to a director
Yonghong Dong	81,317

The amount due is unsecured, interest-free and has no fixed repayment terms.

	For the year ended June 30,
	2004	2003
	US$	US$
(iv) Directors’ remuneration
Yonghong Dong	127,685	216,091
Mingjuan Tan	15,246	12,540
Mingrong Li	28,650	16,019
Changjiang Deng	16,221	15,946
Xiaomin Chen	14,772	14,497
Kun Tang	725	-

9.

STATUTORY RESERVES

The statutory reserves were maintained by a subsidiary in accordance with the legal requirements in the PRC.

Pursuant to the Articles of Association of the subsidiaries, the percentage of appropriations to the reserve fund represents 10% of net income of the subsidiaries and the board of directors determines the percentage of appropriations to the staff welfare and bonus fund from the range of 5% to 10% of net income of the subsidiaries.

The reserve fund can be used to make good losses in previous years. The staff welfare and bonus fund, which is to be used for the welfare of the staff and workers of the subsidiary, is of a capital nature.

10.

RETIREMENT BENEFITS AND OTHER EMPLOYMENT BENEFITS

The employees of a subsidiary are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan.  The PRC government is responsible for the benefits liability to these retired employees.  The subsidiary is required to make contributions to the state retirement plan at 20% (2003: 19%) of the monthly basic salaries of the current employees.

In addition, the subsidiary is required by law to contribute 14% and 1.5% of basic salaries of the PRC employees to a staff welfare fund and education fund respectively.  The total contributions for the years ended June 30, 2004 and 2003 were US$31,608 and US$25,885 respectively.

11.

COMMITMENTS UNDER OPERATING LEASES

The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings.  The future minimum lease payment as of June 30, 2004 is as follows:

US$
Financial year:
2005	74,166
2006	17,127

91,293

Total lease expense for the years ended June 30, 2004 and 2003 was US$97,658 and US$70,516 respectively.

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

12.

OPERATING RISK (CONTINUED)

(b)

Credit risk

Financial instruments consist principally of temporary cash investments and accounts receivable.

The Group places its temporary cash investments with various financial institutions in the PRC.  The management believes that no significant credit risk exists as these investments are placed principally with government-owned financial institutions in the PRC.

The business activities and accounts receivable are principally with customers in PRC.  Management believes that no significant credit risk exists as credit losses, when realized, have been within the range of management’s expectations.  No single customer accounted for greater than 10% of total revenue in the each year.

The fair values of all of the financial instruments approximate their carrying values.

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

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name

Age

Position(s) and Office(s)

Yonghong Dong

37

President, Chairman of the Board & Director

Mingrong Li

37

            Treasurer, & Director

MingJuan Tan

36                Secretary, & Director

Xiaomin Chen

50

            Director

Changjiang Deng

      46                Director

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

MingJuan Tan, Ph.D. Electrical Engineering

1993 – 1995

Senior Engineer, Electrical Information Center, Ministry of Information Industry

Imaging processing.

1995-1998

Study for Ph.D,  Tsinghua University

       Focused in the research of wireless signal processing.

1998 – Present

Director, Beijing Wintech Technology Co. LTD.

July 2000 --- Present

Director, Technology Department, Wintech Digital Systems Technology Corporation

       In charge of research and development.

Xiaoming Chen, B.S.  Industrial Engineering

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

Mingrong Li,  M.S. , Peking University

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

Changjiang Deng, B.S.  Electronics Engineering, Xian Jiao Tong University

Jun. 1982 – Oct. 1989:

         R&D Engineer,  Beijing Orient Electronic Group Corporation

Completed a new interface circuit design between radio and carrier wave equipment.

Oct. 1989–Mar. 1996 :

Electronic components sales engineer , Beijing Stone group Corporation

            Responsible for marketing the electronic components.

Mar. 1996–Oct. 2000

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended June 30, 2004,was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

SUMMARY COMPENSATION TABLE

                                            SUMMARY COMPENSATION TABLE

                                     Annual Compensation  Awards       Long Term     Compensation

Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI     Other

                                                           Annual       Stock         SARs (#)       Payout

                                                            Comp.       Awards

----------------------------------------------------------------------------------------------------------

Yonghong Dong,

              2003     116135      -0-         -0-         -0-           -0-         -0-       -0-

President

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the stock ownership as of June 30, 2003, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 14,992,100 shares of Common Stock issued on June 30,2004.

Name and address of beneficial owner and management	Amount of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Mr. Yonghong Dong President and Chairman No. 48-30 Gensi Road Taixing Town Taixing Shi Jiangsu Province China	7，223，200	48.18%
Mr. Xiaoming Chen Vice President of Administration Director North 21-601 Zhaoshang Road Shekou ShenZhen ,Guangdong Province, China	914，000	6.1%
Ms. Mingjuan Tan Director Nothr-West 4-234, Tsinghua University Beijing, China	502，000	3.35%
Mr. Mingrong Li Treasurer, Vice President of Marketing and Director No. 22-3-502 Dongzhuang You An Men Wai Fengtai District , Beijing China	270，000	1.8%
Mr. Changjiang Deng Director 10 Jiu Xian Qiao Rd. Chaoyang District, Beijing, China	110，000	0.73%
Mr. Kun Tang Director Room 1604, Building 9,Lanqiying,TsinghuaUniversity, Beijing,China	900,000	6%

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services provided by the Company's principal accountants are preapproved by the Company's audit committee and are currently limited to audit and audit-related services.  The audit committee monitors all relationships between the Company and its principal accountants to comply with Securities and

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

	2004		2003
	Amount	Percent	Amount	Percent
Audit Fees	$18,000	100%	$18,000	100%
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	0	0
All Other Fees	0	0	0	0
Total Fees	$18,000	100%	$18,000	100%

                         CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-KSB for the period ended June 30, 2004 of Wintech Digital Systems Technology Corp.;

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

September 30, 2004

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-KSB for the period ended June 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

September 30,2004

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-KSB for the period ended June 30, 2004 of Wintech Digital Systems Technology Corp.;

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

June 30,2004

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended June 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

September 30,2004

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer