Form 10QSB
period 2004-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2004-11-15
CIK 1113226

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

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

Class                     Outstanding as of   September  30, 2004

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

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheet	F-1
Condensed Consolidated Statement of Operations	F-2
Condensed Consolidated Statement of Cash Flows	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of Sep  30, 2004

(Unaudited) and June 30, 2004 (Audited)

ASSETS	As of Sep 30, 2004	As of June 30, 2004
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash and cash equivalents	$557,883	$578,376
Accounts receivable, net of allowance	52,784	38,533
Other receivables	74,629	92,539
Inventory	278,980	259,360
Total Current Assets	964,276	968,808

Property and equipment	257,169	255,024
Accumulated depreciation	(157,942)	(150,939)
Total property and equipment	99,227	104,085

Total Assets	$1,063,503	$1,072,893

See notes to condensed consolidated financial statements

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable	$34,390	$33,209
Accrued expenses	249,460	205,682
Due to a director	29,905	81,317
Other taxes payable	467,616	462,837
Income taxes payable	65,688	65,660
Total Current Liabilities	847,059	848,705

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 14,992,100 shares issued and outstanding	14,992	14,992

Non-voting shares par value of US$0.001; 1,200,000 shares	1,200	1,200

Additional paid in capital	724,064	724,064

Accumulated deficit	(500,769)	(493,025)

Amounts due from related parties	(120,239)	(120,239)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	216,444	224,188
Total Liabilities and Stockholders' Equity	$1,063,503	$1,072,893

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended Sep. 30
	2004	2003
	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services	$240,196	$288,572

Cost of Products and Services	(85,758)	(111,845)
Gross Profit	154,438	176,727
Expenses
Selling, general and administrative expenses	(162,798)	(192,202)
Loss from Operation	(8,360)	(15,475)
Other Income	0.00	100.00
Interest income	616	1,080
Total Other Income	616	1,180

Loss before income taxes	(7,744)	(14,295)
Provisions for income tax	0.00	0.00
Net loss	$(7,744)	$(14,295)
Basic Loss Per Share	(0.00)	(0.00)
Diluted Loss Per Share	(0.00)	(0.00)
Weighted Average Shares Outstanding	16,192,100	15,786,535

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended Sep 30
	2004	2003
	(Unaudited) USD	(Unaudited) USD
Cash Flows from Operating Activities
Net Loss	$(7,744)	$(14,295)

Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities:
Depreciation	7,003	7,525
Expenses not involving cash flows - compensation cost	0	18,655
Changes in Operating Assets & Liabilities
Increase in accounts receivable	(14,251)	(18,138)
(Increase) Decrease in inventory	(19,620)	13,987
Decrease (Increase) in other receivable	17,910	(14,193

Increase in accounts payable	1,181	1,501
Increase (Decrease) in income taxes payable	28	(326)
Increase in other taxes payable	4,779	26,627
Increase in accrued expenses	43,778	10,302
(Decrease) Increase in due to a director	(51,412)	41,544
Net (Used in) Cash Provided by Operating Activities	(18,348)	73,189

Cash Flows from Investing Activities
Purchase of fixed assets	(2,145)	0
Net Cash Used in Investing Activities	(2,145)	0

(Decrease) Increase in Cash and Cash Equivalents	(20,493)	73,189

Cash & Cash Equivalents at Beginning of Period	578,376	707,101

Cash & Cash Equivalents at End of Period	$557,883	$780,290

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of September 30, 2004 and for the three-month period ended September 30, 2004, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles in the United States of America generally accepted have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, the results of operations and cash flows for the three-month period ended September 30, 2004, have been made.  The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

Note 2.

Inventory

	As of September 30, 2004	As of June 30, 2004
	(Unaudited)	(Audited)
	USD	USD
Inventories comprise the following:

Raw materials	83,544	125,323
Work-in-progress	55,074	41,228
Finished goods	140,362	92,809

	278,980	259,360

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

                                             Three Months ended

                September 30, 2004                        September 30, 2003

                     (Unaudited)                                 (Unaudited)

Net sales        $240,196                                   $288,572

The decrease in revenue was due to the decrease in the sales of certain products, such as DSP University Experiment Systems,TDS5410-TDK and DSP6X. TI (Texas Instrument) development tools sales also decreased. Increased competition caused a decrease in the number of units sold, and in the sales price.

Costs  consist  primarily of material purchases, salaries for  engineers,  costs of promotion,  rental expenses,   depreciation  and other  miscellaneous  expenses.   The decrease in the  cost of materials and cost  of promotion was primarily  attributable  to  the decrease in sales. Selling, general and administrative expenses decreased  $29404 comparing with the same period last year. The main reason for the decrease is because Mr. Dong gave up his $200,000 yearly salary.

Inventory increased by $19,620 compared with that as of June 30, 2004.  The increase of inventory is due to the decrease in sales. The decrease in raw material is the result of reduced purchasing and the result of some new products going into production. The increase in finished goods is the result of decreasing sales.

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

Liquidity  and  Capital  Resource.

As of September 30, 2004, cash and cash equivalents were $557,883 versus  $578,376 as of June 30, 2004.  The decrease in cash is mainly due to the decreases of sales and the increases of accounts receivable.

Business  Risks.

While maintaining its core business in emulator and DSP (Digital Signal Processing)  development board and sales,  the Company has been focusing its resources in new video product lines such as IP (Internet Protocol)  Video solutions.  While the development is on schedule, there is no guarantee that the Company will secure any significant license and royalty payments in order to significantly increase its revenue and profit.

Competition.

While competition in its emulator and DSP board business still exists, the Company will also face new competition when it  enters the video device market. For example, in the IP Videophone, videophone conference and video surveillance business, there are many companies around the world using the newest DSP chips to develop similar products. While the Company believes that its upcoming videophone and video conference development system  is among the most advanced in the world, there is no guarantee that the Company will have any advantage over competition in  terms of technology or price.

Management of Growth.

The Company realizes that the DSP emulator and DSP development board market is limited. Therefore the Company has made great efforts in developing video communication development platform.  The Company will soon release this new platform.  The Company hopes to increase its revenue by selling this platform and by licensing its software that run on the platform.  While the company will focus on the new video product, it will continue to test market and improve its TDS560USB2.0 emulators.  Currently the TDS560USB2.0 is mainly sold in China. After a test marketing period, through which the Company collects feed-backs from customers and make improvement on the TDS560USB2.0,  the Company plans to release the  emulator to the global market.

B.

Plan of Operation

The Company believes that its cash reserve is sufficient for its operations for the next 12 months. However, after the anticipated launch of the video communication development platform,   if the Company decides to take one step further and start to make the video communication development platform  into end-products, it may try to raise funds in order to fund this major development effort.  Depending on the revenue from the sales and license of the video communication development platform, the company may or may not need to raise funds for this effort.

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

N/A.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

                    CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2004 of Wintech Digital Systems Technology Corp.;

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

Nov 15, 2004

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Nov 15,2004

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2004 of Wintech Digital Systems Technology Corp.;

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

Nov 15,2004

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Nov 15,2004

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer