Form 10QSB
period 2004-12-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2005-02-14
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended December 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of  February 10, 2005

             $0.001 Par Value     15,702,100 Class A Common Stock Shares

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

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheet	F-1
Condensed Consolidated Statement of Operations	F-2
Condensed Consolidated Statement of Cash Flows	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of Dec  31, 2004

(Unaudited) and June 30, 2004 (Audited)

ASSETS	As of Dec 31, 2004	As of June 30, 2004
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash and cash equivalents	$609,435	$578,376
Accounts receivable, net of allowance	50,972	38,533
Other receivables	74,704	92,539
Inventory	262,253	259,360
Total Current Assets	997,364	968,808

Property and equipment	259,572	255,024
Accumulated depreciation	(165,025)	(150,939)
Total property and equipment	94,547	104,085

Total Assets	$1,091,911	$1,072,893

See notes to condensed consolidated financial statements

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable	$23,794	$33,209
Accrued expenses	236,575	205,682
Due to a director	50,000	81,317
Other taxes payable	471,998	462,837
Income taxes payable	65,688	65,660
Total Current Liabilities	848,055	848,705

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 14,992,100 shares issued and outstanding	14,992	14,992

Non-voting shares par value of US$0.001; 1,200,000 shares	1,200	1,200

Additional paid in capital	724,064	724,064

Accumulated deficit	(440,391)	(493,025)

Amounts due from related parties	(153,205)	(120,239)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	243,856	224,188
Total Liabilities and Stockholders' Equity	$1,091,911	$1,072,893

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended Dec. 31		For the Six Months Ended Dec. 31
	2004	2003	2004	2003
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services	$329,849	$296,534	$570,045	$585,106

Cost of Products and Services	(104,921)	(126,723)	(190,679)	(238,568)
Gross Profit………………….	224,928	169,811	379,366	346,538
Expenses
Selling, general and administrative expenses	(186,485)	(247,199)	(349,283)	(439,401)
Loss from Operations……	38,443	(77,388)	30,083	(92,863)
Other Income	21,318	0	21,318	100
Interest income	617	1,190	1,233	2,270
Total Other Income	21,935	1,190	22,551	2,370

Loss before income taxes……	60,378	(76,198)	52,634	(90,493)
Provision for income tax.	0	0	0	0
Net loss …………….	$60,378	$(76,198)	$52,634	$(90,493)
Basic Loss Per Share	0.004	(0.005)	0.003	(0.006)
Diluted Loss Per Share	0.004	(0.005)	0.003	(0.006)
Weighted Average Shares Outstanding	16,192,100	16,192,100	15,988,209	15,988,209

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended Dec. 31
	2004	2003
	(Unaudited) USD	(Unaudited) USD
Cash Flows from Operating Activities
Net Loss	$52,634	$(90,493)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	14,086	15,108
Expenses not involving cash flows - compensation cost	0	18,655
Changes in Operating Assets & Liabilities
(Increase) Decrease in accounts receivable	(12,439)	(40,481)
Decrease in inventory	(2,893)	70,645
Increase in other receivable	17,835	(12,916)
Decrease in advances to suppliers	(32,966)	0
Increase in accounts payable	(9,415)	10,939
Decrease in income taxes payable	28	(326)
Increase in other taxes payable	9,161	50,860
Increase in accrued expenses	30,893	40,782
Increase in due to a director	(31,317)	37,857
Net Cash Provided by Operating Activities	35,607	100,630

Cash Flows from Investing Activities
Purchase of fixed assets	(4,548)	(5,405)
Net Cash Used in Investing Activities	(4,548)	(5,405)

Increase in Cash & Cash Equivalents	31,059	95,225

Cash & Cash Equivalents at Beginning of Period	578,376	707,101

Cash & Cash Equivalents at End of Period	$609,435	$802,326

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of December 31, 2004 and for the six-month period ended December 31, 2004, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles in the United States of America generally accepted have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2004, the results of operations and cash flows for the three-month period ended December 31, 2004, have been made.  The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

Note 2.

Inventory

	As of December 31, 2004	As of June 30, 2004
	(Unaudited)	(Audited)
	USD	USD
Inventories comprise the following:

Raw materials	87,618	125,323
Work-in-progress	49,115	41,228
Finished goods	125,520	92,809

	262,253	259,360

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six months ended December 31, 2004 compared to six months ended December 31, 2003

                                            Six Months ended

                December 31, 2004                        December 31, 2003

                     (Unaudited)                                 (Unaudited)

Net sales        $570,045                                   $585,106

The decrease in revenue was due to the decrease in the sales of certain products, such as DSP University Experiment Systems,TDS5410-TDK and DSP6X. TI (Texas Instrument) development tools sales also decreased. Increased competition caused a decrease in the number of units sold, and in the sales price.

Costs  consist  primarily of material purchases, salaries for  engineers,  costs of promotion,  rental expenses,   depreciation  and other  miscellaneous  expenses.   The decrease in the  cost of materials and cost  of promotion was primarily  attributable  to  the decrease in sales. Selling, general and administrative expenses decreased  $90118 comparing with the same period last year. The main reason for the decrease is because Mr. Yonghong Dong, a director, waived his  salary of $50,000 for each quarter from January 2004.

Inventory increased by $2893 compared with that as of June 30, 2004.  The increase of inventory is due to the decrease in sales. The decrease in raw material is the result of reduced purchasing and the result of some new products going into production. The increase in finished goods is the result of decreasing sales.

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

Liquidity  and  Capital  Resource.

As of December 31, 2004, cash and cash equivalents were $609,435 versus  $578,376 as of June 30, 2004.  The increase in cash is mainly due to the measures the company took to reduce the material purchasing price, which resulted in the reduction in the cost and the increase in the profit.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities and Use of  Proceeds

On February 3, 2005, the Company issued common stocks to the following directors and employees as part of their compensation: 300,000 were issued to Mr. Yonghong Dong,  250,400 shares where issued to Ms. Mingjuan Tan, 100,000 shares were issued to Mr. Mingrong Li, and 60,000 shares were issued to Mr. Lichuan Wang.

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

                    CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2004 of Wintech Digital Systems Technology Corp.;

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

Feb 14, 2005

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Feb 14,2005

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2004 of Wintech Digital Systems Technology Corp.;

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

Feb 14,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Feb 14,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer