Form 10QSB
period 2005-03-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2005-05-16
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended March 31, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of  March 31, 2005

             $0.001 Par Value     15,702,100Class A Common Stock Shares

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

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheet	F-1
Condensed Consolidated Statement of Operations	F-2
Condensed Consolidated Statement of Cash Flows	F-3

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of Mar  31, 2005

(Unaudited) and June 30, 2004 (Audited)

ASSETS	As of March 31, 2005	As of June 30, 2004
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash and cash equivalents	$604,293	$578,376
Accounts receivable, net of allowance	122,046	38,533
Other receivables	43,655	92,539
Inventory	303,766	259,360
Total Current Assets	1,073,760	968,808

Property and equipment	264,477	255,024
Accumulated depreciation	(171,723)	(150,939)
Total property and equipment	92,754	104,085

Total Assets	$1,166,514	$1,072,893

See notes to condensed consolidated financial statements

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable	$31,234	$33,209
Accrued expenses	293,571	205,682
Due to a director	50,000	81,317
Other taxes payable	469,549	462,837
Income taxes payable	65,688	65,660
Total Current Liabilities	910,042	848,705

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 14,992,100 shares issued and outstanding	15,702	14,992

Non-voting shares par value of US$0.001; 1,200,000 shares	1,200	1,200

Additional paid in capital	733,185	724,064

Accumulated deficit	(434,678)	(493,025)

Amounts due from related parties	(156,133)	(120,239)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	256,472	224,188
Total Liabilities and Stockholders' Equity	$1,166,514	$1,072,893

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2005	2004	2005	2004
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services	$220,896	$231,902	$790,941	$817,008

Cost of Products and Services	(68,150)	(87,894)	(258,829)	(326,462)
Gross Profit………………….	152,746	144,008	532,112	490,546
Expenses
Selling, general and administrative expenses	(160,400)	(147,805)	(509,683)	(587,206)
Profit (Loss) from Operations	-7,654	(3,797)	22,429	(96,660)
Other Income	12,832	0	34,150	100
Interest income	535	919	1,768	3,189
Total Other Income	13,367	919	35,918	3,289

Profit (Loss) before income taxes	5,713	(2,878)	58,347	(93,371)
Provision for income tax.	0	0	0	0
Net profit (loss).	$5,713	$(2,878)	$58,347	$(93,371)
Basic Earnings (Loss) Per Share	0.0003	(0.0002)	0.0034	(0.006)
Diluted Loss Per Share	0.0003	(0.0002)	0.0034	(0.006)
Weighted Average Shares Outstanding	16,902,100	16,192,100	16,902,100	16,055,925

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended March 31
	2005	2004
	(Unaudited) USD	(Unaudited) USD
Cash Flows from Operating Activities
Net Profit (Loss)	$58,347	$(93,371)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	20,784	22,710
Expenses not involving cash flows - compensation cost	9,831	18,655
Changes in Operating Assets & Liabilities
Accounts receivable	(83,513)	(21,008)
Inventory	(44,406)	23,521
Other receivable	48,884	(4,959)
Advances to suppliers	(35,894)	0
Accounts payable	(1,975)	5,175
Income taxes payable	28	(326)
Other taxes payable	6,712	47,027
Accrued expenses	87,889	11,180
Due to a director	(31,317)	23,119
Net Cash Provided by Operating Activities	35,370	31,723

Cash Flows from Investing Activities
Purchase of fixed assets	(9,453)	(14,080)
Net Cash Used in Investing Activities	(9,453)	(14,080)

Increase in Cash & Cash Equivalents	25,917	17,643

Cash & Cash Equivalents at Beginning of Period	578,376	707,101

Cash & Cash Equivalents at End of Period	$604,293	$724,744

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of March 31, 2005 and for the nine-month period ended March 31, 2005, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles in the United States of America generally accepted have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005, the results of operations and cash flows for the nine-month period ended March 31, 2005, have been made.  The results of operations for the nine-month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

Note 2.

Inventory

	As of March 31, 2005	As of June 30, 2004
	(Unaudited)	(Audited)
	USD	USD
Inventories comprise the following:

Raw materials	54,997	125,323
Work-in-progress	75,307	41,228
Finished goods	173,462	92,809

	303,766	259,360

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended March 31, 2005 compared to nine months ended March 31, 2005

                                            Nine Months ended

                March 31, 2005                             March 31, 2004

                     (Unaudited)                                 (Unaudited)

Net sales        $790,941                                   $817,008

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

Inventory increased by $44,406 compared with that as of June 30, 2004.  The increase of inventory is due to the decrease in sales. The increase was also due to the stocking of Videophone Development Platform (VDP) for Texas Instruments’ world wide launch of the VDP.  The decrease in raw material is the result of reduced purchasing and the result of some new products going into production. The increase in finished goods is the result of decreasing sales.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings.  There have been no material fluctuations in the standard seasonal variations of the Company's business.  The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Liquidity and Capital Resource.

As of March 31, 2005, cash and cash equivalents were $604,293 versus  $578,376 as of June 30, 2004.  The increase in cash is mainly due to the measures the company took to reduce the material purchasing price, which resulted in the reduction in the cost and the increase in the profit.

Business Risks.

With the worldwide launch of Wintech’s VDP by Texas Instruments, Wintech has significantly changed its focus from  DSP (Digital Signal Processing) board and emulator development and sales to video related products.  While Wintech’s VDP has been released and has attracted interested from some largest companies in the world,  there is no guarantee at all that any of these companies will actually license the VDP from Wintech. Therefore, there is no guarantee that the revenue of the Company will increase significantly.

Competition.

As the Company change focus to video related products such as videophone, video surveillance and IPTV applications, the company will be facing tough competitions from strong competitors around the world.  While Wintech’s VDP is an advanced IP videophone solution and is supported by the marketing team of Texas Instrument, competitors may catch up quickly in this area.

Management of Growth.

The Company realizes that the DSP emulator and DSP development board market is limited. Therefore the Company has made great efforts in developing video related products. .    On Feb. 15, 2005, Texas Instruments (TI) and Wintech announced Wintech’s Videophone Development Platform (VDP). (Information and press coverage of VDP can be found by searching the keywords “Wintech VDP” on the Internet.)  With the help of TI, Wintech has been actively market VDP in US, China, Europe, Taiwan, Japan, and Korea.  The goal is to license our VDP hardware and software to companies who wishes to develop their own IP videophone.  The Company has developed a prototype of IP videophone and is working hard to release the final product in the third quarter.  The Company hopes to significantly increase its revenue and profit with the license of VDP solution and with the sales of its own videophone in worldwide market.  The Company has also signed license agreement with Microsoft and Texas Instruments on Windows Media 9 (WMT9) video codec and is ready to use WMT9 to develop video surveillance and IPTV applications.

B.

Plan of Operation

The Company believes that its cash reserve is sufficient for its operations for the next 12 months. However, the Company may need to raise funding in order to financing the production of its IP videophones. Depending on the revenue from the sales and license of the video communication development platform, the company may or may not need to raise funds for this effort.

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

PART II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

None.

Item  2.  Changes  in  Securities and Use of  Proceeds

On February 3, 2005, the Company issued common stocks to the following directors and employees as part of their compensation: 300,000 were issued to Mr. Yonghong Dong, 250,000 shares where issued to Ms. Mingjuan Tan, 100,000 shares were issued to Mr. Mingrong Li, and 60,000 shares were issued to Mr. Lichuan Wang.  .

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

                    CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2005 of Wintech Digital Systems Technology Corp.;

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

May 15, 2005

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May 15,2005

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2005 of Wintech Digital Systems Technology Corp.;

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

May 15,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May 15,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer