Form 10KSB
period 2005-06-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2005-10-18
CIK 1113226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                    FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended June 30, 2005

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

                                             Common                                                       None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 31, 2005, was approximately $1,070,580

      The number of shares held by non-affiliates of registrant’s Common Stock outstanding on August 31, 2005, was 5,352,900.

The number of shares of Registrant's Common Stock outstanding on August 31, 2005, was 15,702,100.

The Registrant's total revenues for the year ended June 30, 2005 were $1,248,775.

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

Page # of 15

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

Business of Issuer

Wintech’s business is developing and marketing Digital Signal Processing (“DSP”) related products. DSP technology is widely used in the fields of networking, telecommunication, and digital appliances.  DSP is the core technology in the digital age. Just like a CPU is the brain of a computer and controls the operation of the computer, a DSP chip is the brain to many devices, including networking equipments, telecommunication equipments, and many industrial control devices. As a third party partner of Texas Instruments (“TI”), using TI DSP chips,  Wintech has developed a whole series of DSP development systems, including both hardware and software. In particular, Wintech has developed new generation IP videophone solution that provides better quality with less demand on network speed. In February 2005, Texas Instruments  and Wintech jointly announced the Videophone Development Platform (VDP) to the worldwide market. VDP is now available on TI website:  www.ti.com/vdp . Currently Wintech is working towards the release of its first commercial IP videophone. Wintech is also developing high-end IP videophones for several potential larger customers.  Wintech is also a provider of DSP emulators and evaluation boards, which are important tools for DSP development.

Wintech faces competition in DSP development system business. There are several US and European companies that have been in the DSP emulator and development board market for many years. They have well-established product lines and distribution channels.  Two of the competitors control majority of the international market. Mainly relying on low price strategy, Wintech is gradually making its name known in the international market. So far it had made  sales in US, Japan, Brazil, Greece, Israel, England, Russian, Canada, India and Slovenia.

Information regarding Wintech, including product and service information, can be found at http://www.wintechdigital.com/.

As of August 31, 2005, the Company has 65 full time employees.

Page # of 15

ITEM 2.   DESCRIPTION OF PROPERTY

The company currently leases office spaces located at: 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085 and space for research.

ITEM 3.   LEGAL PROCEEDINGS

The Company is presently not involved in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended on June 30, 2005, there were no matters submitted to a vote of the Company's shareholders.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during the fiscal year ended June 30, 2005.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

Quarter

           HIGH

     LOW

      September 30, 2004            $0.51                         $0.51

      December 31, 2004             $0.35                         $0.35

      March 31, 2005                $0.28                         $0.25

      June 30, 2005                 $0.20                         $0.20

Shareholders

There were approximately 305 record holders of Common Stock as of June 30, 2005, holding a total of 15,702,100 outstanding shares of Common Stock..

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

Page # of 15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Wintech presently has executive office at: 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085

Events That Took Place Subsequent to Year Ended June 30, 2005.

N/A.

Results of Operations

For the year  ended June 30, 2005:

Total revenue for the year ended June 30, 2005 and 2004 was $1,248,775 and $1,039,995 respectively. All the revenue comes from the operation of Wintech’s wholly owned subsidiary, Wintech Digital Systems (Beijing),Ltd. and Beijing Wintin Xingye Keji Fazhan, Ltd. , which was acquired by the Company on July 25, 2000.   The increase in revenue was due to the increase in the sales of products, including the new Videophone Development Platform (VDP).   Gross profit for the year ended June 30, 2005, increased to $878,194 compared to $667,457 in fiscal year 2004. The increase in gross profit was the result of the increase in sales, especially in sales of high profit margin items such as VDP .

Inventories decreased from $259,360 as of June 30, 2004 to $223,678 as of June 30, 2005, due to inventory reduction measures and due to enhanced planning in material purchasing. Selling, general and administrative expenses for the year ended June 30, 2005, decreased to $752,854, compared to $809,030 in fiscal year 2004.  The main reason for the decrease was due to cost control measures such as controlling office expenses and the forfeiture of salary payable to Mr. Dong. The cost reduction partly offset the impact of price reduction of DSP development boards, which is necessary due to competition.

The Company had been paying the PRC VAT at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the PRC tax law.  The Company has made full tax provision in accordance with relevant tax law in the PRC.  During the year, the Company had also provided US$200,614 on the  surcharge that may be levied on the Company at a daily rate of 0.05% of the unpaid taxes.  As a result, the taxes other than income (including VAT) and surcharge on taxes payable were US$489,377 and US$200,614 respectively as of June 30, 2005.

As a result of increased gross profit, the Group’s net loss decreased to $95,744 in the year ended June 30, 2005, as compared to a net loss of $174,825 in the year ended June 30, 2004.

Page # of 15

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

As of June 30, 2005, the Group had $976,601 cash and bank balances. Accounts receivable were $91,784. Inventories were $223,678.  Management believes that the Group's current cash on hand is sufficient to settle liabilities and obligations and to meet the Group's working capital needs for the next 12 months.

Competition

Wintech faces competition in videophone related products as well as in DSP development system business.   Although Wintech is leading the development of the new H.264 based low-cost videophones,  other companies from different countries are also entering the same market.

As for emulator market,  no other Chinese company has the new generation 560 class emulator.  Wintech believes that, as one of the first few companies in the world to release the XDS560 class emulators, it has the technology lead.   Wintech is also one of the two companies in the world that has USB based XDS560 class emulators. However, Wintech does face much more competitions on older XDS510 class emulators, both in the International market and in China.

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

During the next year, the Company will focus in the following areas: complete the development of the IP videophone and market it in the world wide market; continue to develop high end IP videophone for potential large customers;  improve emulators and continue to expend the emulator market.

Page # of 15

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

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F-6 to F-14

Page # of 15

We have audited the accompanying consolidated balance sheet of Wintech Digital System Technology Corporation and its subsidiaries as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintech Digital System Technology Corporation and its subsidiaries as of June 30, 2005 and the consolidated results of their operations and their cash flows for the years ended June 30, 2005 and 2004 in conformity with generally accepted accounting principles in the United States.

Moores  Rowland  Mazars

Chartered Accountants

Certified Public Accountants

Hong Kong

Date: October 17, 2005

Page # of 15

Wintech Digital System Technology Corporation

Consolidated Statements of Operations

Years ended June 30, 2005 and 2004

		For the year ended June 30,
		2005	2004
	Note	US$	US$

Operating revenue
Sales of goods	3	1,248,775	1,039,995

Cost of sales
Sales of goods		(370,581)	(372,538)

Gross profit		878,194	667,457

Operating expenses
Depreciation		(51,743)	(46,407)
Handling and shipping costs		(3,954)	(3,155)
Selling, general and administrative expenses		(752,854)	(809,030)
Surcharge on taxes		(200,614)	-

Loss from operations		(130,971)	(191,135)

Non-operating income
Interest income		34,062	3,990
Sundry income		1,165	12,320

Loss before income taxes		(95,744)	(174,825)

Provision for income taxes	4	-	-

Net loss		(95,744)	(174,825)

Numerator:
Net loss used in computing basic loss per share of common stock		(95,744)	(174,825)

Denominator:
Weighted average number of shares used in calculating basic loss per share of common stock		16,479,990	16,096,542

Loss per share:	3
Basic		(0.006)	(0.01)

Diluted		(0.006)	(0.01)

The accompanying notes are an integral part of these financial statements.

Page # of 15

Wintech Digital System Technology Corporation

Consolidated Balance Sheet

As of June 30, 2005

		June 30, 2005
ASSETS	Note	US$

Current assets
Cash and cash equivalents		976,601
Accounts receivable, trade		91,784
Prepayments and other receivables		46,444
Inventories	5	223,678

Total current assets		1,338,507

Property and equipment, net	6	127,796

Total assets		1,466,303

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable, trade		86,877
Accrued charges and other payables		460,559
Due to a director	8(b)(iii)	3,709
Income tax payable		76,933
Taxes other than income		489,377
Surcharge on taxes payable	11(b)	200,614

Total current liabilities		1,318,069

COMMITMENTS AND CONTINGENCIES	11

Stockholders’ equity
Common stock, US$0.001 par value
Authorized 200,000,000 shares
Issued and outstanding: 15,702,100 shares as of June 30, 2005		15,702
Non-voting shares:
1,200,000 shares as of June 30, 2005	7	1,200
Additional paid-in capital		733,185
Due from directors	8(b)(ii)	(110,280)
Accumulated losses		(588,769)
Statutory reserves	9	97,196

Total stockholders’ equity		148,234

Total liabilities and stockholders’ equity		1,466,303

Wintech Digital System Technology Corporation

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2005 and 2004

	Common stock
	Issued and outstanding		Non-voting shares
	No. of shares	Par value	No. of shares	Par value	Additional paid-in capital	Due from directors	Accumulated losses	Statutory reserves	Total
		US$		US$	US$	US$	US$	US$	US$

Balance as of July 1, 2003	13,813,700	13,814	1,700,000	1,700	706,087	(120,239)	(318,200)	97,196	380,358

Net loss for the year	-	-	-	-	-	-	(174,825)	-	(174,825)

Issuance of shares	678,400	678	-	-	17,977	-	-	-	18,655

Transfer among different classes of common stock	500,000	500	(500,000)	(500)	-	-	-	-	-

Balance as of June 30, 2004	14,992,100	14,992	1,200,000	1,200	724,064	(120,239)	(493,025)	97,196	224,188

Net loss for the year	-	-	-	-	-	-	(95,744)	-	(95,744)

Decrease in amount due from directors	-	-	-	-	-	9,959	-	-	9,959

Issuance of shares (note 7)	710,000	710	-	-	9,121	-	-	-	9,831

Balance as of June 30, 2005	15,702,100	15,702	1,200,000	1,200	733,185	(110,280)	(588,769)	97,196	148,234

Wintech Digital System Technology Corporation

Consolidated Statements of Cash Flows

Years ended June 30, 2005 and 2004

	For the year ended June 30,
	2005	2004
	US$	US$
Cash flows used in operating activities:
Net loss	(95,744)	(174,825)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,743	46,407
Compensation cost not involving cash flows	9,831	18,655
Changes in working capital:
Accounts receivable, trade	(53,251)	3,589
Prepayments and other receivables	46,095	44,377
Inventories	35,682	10,394
Accounts payable, trade	53,668	(44,453)
Accrued charges and other payable	254,877	8,951
Income tax	11,273	(827)
Taxes other than income	26,540	57,631
Surcharge on taxes payable	200,614	-

Net cash provided by (used in) operating activities	541,328	(118,855)

Cash flows used in investing activities:
Due from related parties	9,959	-
Purchases of property and equipment	(75,454)	(20,929)

Net cash used in investing activities	(65,495)	(20,929)

Net cash provided by financing activities:
Due to a related party	(77,608)	11,059

Net increase (decrease) in cash and cash equivalents	398,225	(128,725)
Cash and cash equivalents at beginning of year	578,376	707,101

Cash and cash equivalents at end of year	976,601	578,376

Non-cash operating activities
Issuance of shares for services	9,831	18,655
Change of usage from inventories to equipment	-	23,866

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Texas on April 22, 1992.  On July 25, 2000, Beijing Wintech Science and Technology Development Corporation (“Wintech Technology”) was acquired by the Company in exchange for an aggregate of 12,000,000 shares of common stock and became a wholly-owned subsidiary of the Company. Wintech Technology is principally engaged in developing Digital Signal Processing ("DSP") solutions for network, telecommunication and general-purpose platforms.  Wintech Technology manufactures and sells DPS products; and related materials, as well as providing consulting services.  It is also the principal activity of the Company.

On February 28, 2003, Beijing Wintech Xing-Ye Technology Development Company Limited (“Xing-Ye”) was established in the PRC, with Wintech Technology owning a 60% interest.  The registered capital is RMB500,000 (US$60,403) and has been fully paid-up by the owners.  Pursuant to share transfer agreements dated March 20, 2003, all interests in Xing-Ye held by the minority interests were transferred to Wintech Technology at cost.  Since then, Xing-Ye became a wholly-owned subsidiary.  Xing-Ye commenced operation during that year.

On January 5, 2004, a wholly owned subsidiary, Wintech Digital System (Beijing) Company Limited (“Wintech Digital”), was established in the PRC.  The registered capital is US$200,000 and has been fully paid up.  Wintech Digital is also principally engaged in developing DSP solutions for network, telecommunication and general-purpose platforms.  Wintech Digital manufactures and sells DPS products; and related materials, as well as providing consulting services.

2.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  The measurement basis used in the preparation of the financial statements is historical cost.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial information of the Company and its subsidiaries.  The results of subsidiaries acquired and disposed of during the year are consolidated from or up to the date of their effective date of acquisition or disposal respectively.

All material intercompany balances and transactions have been eliminated on consolidation.

Revenue recognition

Net sales represent the invoiced value of goods, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity operates.  The Company's income tax provision for each period is nil due to continuing losses in both periods.

Provision for income taxes and other related taxes for the year ended June 30, 2005 and 2004 has been made in accordance with the tax rates and laws in effect in the PRC, the Group’s principal place of operation.

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

Earnings per share ("EPS")

The calculation of basic EPS is based on net income for the year attributable to stockholders and is calculated using the weighted average number of common shares outstanding during the year.

Diluted EPS is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.  There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted EPS are the same.

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

Depreciation is calculated to write off the cost of property and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight line method at the rate of 20% per annum.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, impairment is measured as the difference between the carrying amount and fair value of the asset.

Inventories

Inventories are stated at the lower of cost or market.  Cost, which comprises all costs of purchase and, where applicable, other costs that has been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average method.  Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregular and slow moving inventory.  The Company estimates the loss / write-down on the basis of its assessment of the inventory’s net realizable value based upon current market conditions and historical experience.

Statement of cash flows

Cash equivalents are defined as short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.  An investment normally qualifies as a cash equivalent only when it has a maturity of three months or less from its acquisition date.

Foreign currency translation

The subsidiaries maintain their accounting books and records in Renminbi (“RMB”).  Foreign currency transactions during the year are translated to RMB of the PRC subsidiaries at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at year end are translated at the approximate rates of exchange existing at the balance sheet date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

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

All exchange differences arising on consolidation are recorded within equity.  Historically, foreign exchange transactions have not been material to the financial statements.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

Uses of estimates

The preparation of the Company’s financial statements in conformity with US GAAP requires the management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual amounts could differ from those estimates.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectable amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of US$173,714 as of June 30, 2005.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”.  This statement provides investors and other users of financial statement with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees”.  Public entities that file as small business issuers will be required to apply this statement as of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of this pronouncement may impact the Company’s results of operations or financial position and the management is conducting a detailed assessment.

4.

PROVISION FOR INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates.  Income tax has not been provided as the Company incurred a loss for taxation purposes for the year. Wintech Technology, Xing-Ye and Wintech Digital, which are incorporated and carrying on business in the PRC, and also qualify as high-tech enterprises, are eligible to certain tax holidays and concessions.  They are entitled to a concessionary tax rate of 15%.  Xing-Ye was exempted from PRC income tax through  December 31, 2004.  Wintech Digital is exempted from enterprise income tax until December 31, 2006 and is subject to 50% reduction for the subsequent 3 years.

Deferred income taxes have not been provided as the effect of temporary differences is insignificant as of June 30, 2005 and 2004.

The reconciliation of the PRC statutory income tax rate to the effective income tax rate based on income stated in the statements of operations is as follows:

	For the year ended June 30,
	2005	2004
	%	%

Statutory rate	15	15

Non-deductible activities	(69.5)	(9.3)
Net effect on unprovided deferred tax	10.2	(3.5)
Valuation allowance	(20.6)	(2.2)
Tax exempt revenue	49.4	-
Utilization of tax losses previously not recognized	15.5	-

Effective tax rate	-	-

As of June 30, 2005, the Company and its subsidiaries had net operating loss carryforwards of US$88,546 for income tax reporting purposes that might be offset against future taxable income.  No tax benefit has been reported in the financial statements, because the management believes that it is more likely than not that the tax benefits of the carryforwards will not be realized.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

5.

INVENTORIES

As of June 30, 2005
US$
Inventories comprise the following:

Raw materials	96,894
Work-in-progress	16,353
Finished goods	110,431

223,678

6.

PROPERTY AND EQUIPMENT, NET

As of June 30, 2005
US$
Cost
Computer equipment and software	241,652
Furniture and fixtures	6,050
Motor vehicles	82,627

330,329
Accumulated depreciation	(202,533)

Property and equipment, net	127,796

7.

COMMON STOCK

During February 2005, the Company issued common stocks to the following directors as part of their compensation: 300,000 shares were issued to Mr. Yonghong Dong; 250,000 shares were issued to Ms. Mingjuan Tan; and 100,000 shares were issued to Mr. Mingrong Li. An employee also received common stocks totaling 60,000 shares.  The issue price for these 710,000 shares was based on the fair value of US$0.014 per share, totaling US$710 as issued common stock and US$9,121 as additional paid-in capital.  The amount was recognized as an expense in the year ended June 30, 2005.

8.

RELATED PARTY TRANSACTIONS

(a)

Names and relationship of related parties

Name

Existing relationship with the Group

Yonghong Dong

A director of the Company

Mingrong Li

A director of the Company

Mingjuan Tan

A director of the Company

Changjiang Deng

A director of the Company

Xiaomin Chen

A director of the Company

Kun Tang

A director of the Company

(b)

Related party transactions

(i)

The balance included an amount of US$77,575 advanced to Yonghong Dong for the daily operations of the Company.

JUNE 30
US$
(ii) Due from directors
Mingjuan Tan	86,144
Mingrong Li	24,136

110,280

The amounts due are unsecured, interest-free and not expected to be repaid in the next twelve months.

2005
US$
(iii) Due to director
Dong Yonghong	3,709

The amounts due is unsecured, interest-free and has no fixed repayment terms.

	For the year ended June 30,
	2005	2004
	US$	US$
(iv) Directors’ remuneration
Yonghong Dong	20,272	127,685
Mingjuan Tan	4,988	15,246
Mingrong Li	19,770	28,650
Changjiang Deng	15,930	16,221
Xiaomin Chen	14,481	14,772
Kun Tang	-	725

9.

STATUTORY RESERVES

The statutory reserves are maintained in accordance with the legal requirements in the PRC.

Pursuant to the Articles of Association of the subsidiaries, the percentage of appropriations to the reserve fund represents 10% of net income of the subsidiaries and the board of directors determines the percentage of appropriations to the staff welfare and bonus fund from the range of 5% to 10% of net income of the subsidiaries.

The reserve fund can be used to make good losses in previous years. The staff welfare and bonus fund, which is to be used for the welfare of the staff and workers, is of a capital nature.

10.

RETIREMENT BENEFITS AND OTHER EMPLOYMENT BENEFITS

The employees of the PRC subsidiaries are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan.  The PRC government is responsible for the benefits liability to these retired employees.  The subsidiary is required to make contributions to the state retirement plan at 20% (2004: 20%) of the monthly basic salaries of the current employees.

In addition, the PRC subsidiaries are required by law to contribute 14% and 1.5% of basic salaries of the PRC employees to a staff welfare fund and education fund respectively.  The total contributions for the years ended June 30, 2005 and 2004 were US$33,092 and US$31,608 respectively.

11.

COMMITMENTS UNDER OPERATING LEASES AND CONTINGENCIES

(a)

Commitments under operation leases

The Company had outstanding commitments not provided for under non-cancellable operating leases, which are as follows:

As of June 30, 2005
US$
Financial year:
2006	16,557

Total lease expense for the years ended June 30, 2005 and 2004 was US$102,006 and US$97,658 respectively.

11.

COMMITMENTS UNDER OPERATING LEASES AND CONTINGENCIES

(b)

Contingencies

The Company had been paying the PRC VAT at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the PRC tax law.  The Company has made full tax provision in accordance with relevant tax law in the PRC, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the unpaid taxes

Despite the fact the Company has made full provision of the taxes and related surcharge in the financial statements, the Company would potentially be liable to penalties ranging from 50% to 500% of the underpaid tax amounts.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.

12.

OPERATING RISK

(a)

Country risk

Currently, the Company’s revenues are derived from sale of electronics and communications equipment to customers in the PRC.  The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully.  Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b)

Products risk

In addition to competing with other electronics and communications equipment companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market.  If US companies do gain access to the PRC markets, they will be able to offer products at a lower price.  There can be no assurance that the Group will remain competitive should this occur.

(c)

Exchange risk

The Group cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Group could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on the exchange rate of Renminbi converted to US$ on that date.  The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

12.

OPERATING RISK (CONTINUED)

(a)

Political risk

Currently the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC.  Additionally the PRC allows a Chinese corporation to be owned by a United States corporation.  If the laws or regulations are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

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

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name

Age

Position(s) and Office(s)

Yonghong Dong

38

President, Chairman of the Board & Director

Mingrong Li

38

            Treasurer, & Director

Mingjuan Tan

37               Secretary, & Director

Xiaomin Chen

51

            Director

Changjiang Deng

      47                Director

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended June 30, 2005,was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

SUMMARY COMPENSATION TABLE

                                            SUMMARY COMPENSATION TABLE

                                     Annual Compensation  Awards       Long Term     Compensation

Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI     Other

                                                           Annual       Stock         SARs (#)       Payout

                                                            Comp.       Awards

----------------------------------------------------------------------------------------------------------

Yonghong Dong,

              2005     16,148      -0-         93,000          -0-           -0-         -0-       -0-

President

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the stock ownership as of June 30, 2005, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 15,702,100 shares of Common Stock issued on June 30,2005.

Name and address of beneficial owner and management	Amount of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Mr. Yonghong Dong President and Chairman No. 48-30 Gensi Road Taixing Town Taixing Shi Jiangsu Province China	7，523，200	47.91%
Mr. Xiaoming Chen Vice President of Administration Director North 21-601 Zhaoshang Road Shekou ShenZhen ,Guangdong Province, China	914，000	5.82%
Ms. Mingjuan Tan Director Nothr-West 4-234, Tsinghua University Beijing, China	752，000	4.79%
Mr. Mingrong Li Treasurer, Vice President of Marketing and Director No. 22-3-502 Dongzhuang You An Men Wai Fengtai District , Beijing China	320，000	2.04%
Mr. Changjiang Deng Director 10 Jiu Xian Qiao Rd. Chaoyang District, Beijing, China	110，000	0.70%
Mr. Kun Tang Director Room 1604, Building 9,Lanqiying,TsinghuaUniversity, Beijing,China	900,000	5.73%

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

                                      2005

                 2004

                              --------------------       -------------------

                              Amount       Percent        Amount       Percent

                              ------       -------        ------       -------

Audit Fees                   $21,000          100%        $18,000          100%

Audit-Related Fees                 0           0               0           0

Tax Fees                           0           0               0           0

All Other Fees

                 0           0               0           0

Total Fees                   $21,000          100%        $18,000         100%

                         CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this annual report on Form 10-KSB for the year ended June 30, 2005 of Wintech Digital Systems Technology Corp.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year  presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year  in which this report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our  supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year  covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

October 17 , 2005

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the annual Report of the  company on Form 10-KSB for the year ended June 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

October 17, ,2005

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this annual report on Form 10-KSB for the year ended June 30, 2005 of Wintech Digital Systems Technology Corp.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our  supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

October 17,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the annual Report of the  company on Form 10-KSB for the year ended June 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

October 17 ,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer