Form 10QSB
period 2005-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2005-11-21
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended September 30, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of  September 30, 2005

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

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of Sep  30, 2005

(Unaudited) and June 30, 2005(Audited)

ASSETS	As of Sep 30, 2005	As of June 30, 2005
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash and cash equivalents	$854,826	$976,601
Accounts receivable, net of allowance	45,180	91,784
Other receivables	63,809	46,444
Inventory	263,644	223,678
Total Current Assets	1,227,459	1,338,507

Property and equipment	335,787	330,329
Accumulated depreciation	(209,745)	(202,533)
Total property and equipment	126,042	127,796

Total Assets	$1,353,501	$1,466,303

See notes to condensed consolidated financial statements

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable	$27,654	$86,877
Accrued expenses	473,757	460,559
Due to a director	3,709	3,709
Other taxes payable	483,779	489,377
Income taxes payable	76,933	76,933
Surcharge on taxes payable	200,614	200,614
Total Current Liabilities	1,266,446	1,318,069

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 15702100 shares issued and outstanding	15,702	15,702

Non-voting shares par value of US$0.001; 1,200,000 shares	1,200	1,200

Additional paid in capital	733,185	733,185

Accumulated deficit	(616,427)	(588,769)

Amounts due from related parties	(143,801)	(110,280)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	87,055	148,234
Total Liabilities and Stockholders' Equity	$1,353,501	$1,466,303

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended Sep. 30
	2005	2004
	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services…...	$217,689	$240,196

Cost of Products and Services…….	(84,283)	(85,758)
Gross Profit………………….	133,406	154,438
Expenses
Selling, general and administrative expenses………………………….	(173,011)	(162,798)
Loss from Operations……	(39,605)	(8,360)
Other Income	10,372	0
Interest income……………………	1,575	616
Total Other Income	11,947	616

Loss before income taxes……	(27,658)	(7,744)
Provisions for income tax………..	0	0
Net loss …………….	$(27,658)	$(7,744)
Basic Loss Per Share	(0.00)	(0.00)
Diluted Loss Per Share	(0.00)	(0.00)
Weighted Average Shares Outstanding	16,479,990	16,192,100

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended Sep 30
	2005	2004
	(Unaudited) USD	(Unaudited) USD
Cash Flows from Operating Activities
Net Loss	$(27,658)	$(7,744)

Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities:
Depreciation	7,212	7,003

Changes in Operating Assets & Liabilities
Decrese (Increase) in accounts receivable	46,604	(14,251)
(Increase) Decrease in inventory	(39,966)	(19,620)
Decrease (Increase) in other receivable	(17,365)	17,910
Increase in accounts payable	(59,223)	1,181
Increase in income taxes payable	0	28
Increase in other taxes payable	(5,598)	4,779
Increase in accrued expenses	13,198	43,778
Decrease in due to a director	0	(51,412)
Net Cash Used Operating Activities	(82,796)	(18,348)

Cash Flows from Investing Activities
Due from related parties	(33,521)	0
Purchase of fixed assets	(5,458)	(2,145)
Net Cash Used in Investing Activities	(38,979)	(2,145)

Decrease in Cash and Cash Equivalents	(121,775)	(20,493)

Cash & Cash Equivalents at Beginning of Period	976,601	578,376

Cash & Cash Equivalents at End of Period	$854,826	$557,883

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of September 30, 2005 and for the three-month period ended September 30, 2005, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles in the United States of America generally accepted have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005, the results of operations and cash flows for the three-month period ended September 30, 2005, have been made.  The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

Note 2.

Inventory

	As of Sep 30, 2005	As of June 30, 2005
	(Unaudited)	(Audited)
	USD	USD
Inventories comprise the following:

Raw materials	102,195	96,894
Work-in-progress	45,455	16,353
Finished goods	115,994	110,431

	263,644	223,678

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2005

                                            Three Months ended

                September 30, 2005                      September 30, 2004

                     (Unaudited)                                 (Unaudited)

Net sales        $217,689                                   $240,196

The decrease in revenue was due to the decrease in the sales price, such as TDS510USB、TDS560PCI and TDS560USB. TI (Texas Instrument) development tools sales also decreased. Increased competition caused a decrease in the number of units sold, and in the sales price.

Costs consist primarily of material purchases, salaries for engineers, costs of promotion, rental expenses, depreciation and other miscellaneous expenses.  The decrease in the cost of materials and cost of promotion was primarily attributable to the decrease in sales.

Inventory increased by $39,966 compared with that as of June 30, 2005.  The increase of inventory is due to the decrease in sales in certain items and the increase in unfinished goods. Unfinsihed goods are mainly videophones that still in production.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings.  There have been no material fluctuations in the standard seasonal variations of the Company's business.  The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Liquidity and Capital Resource.

As of September 30, 2005, cash and cash equivalents were $854,826 versus  $976,601 as of June 30, 2005.  The decrease in cash is mainly due to the increased development cost. the decrease of  sales.

Business Risks.

With the worldwide launch of Wintech’s VDP by Texas Instruments, Wintech has significantly changed its focus from  DSP (Digital Signal Processing) board and emulator development to video related products.  While Wintech’s VDP has been released and has attracted interested from some largest companies in the world,  there is no guarantee at all that any of these companies will actually license the VDP from Wintech. Therefore, there is no guarantee that the revenue of the Company will increase significantly.  To manage the risk, Wintech also started to work with its manufacturer partner to make its own videophones. Wintech plans to  OEM its own videophone to customers.  Again, there is no guarantee that Wintech will be able to sell significant quantity of its own videophones.

Competition.

As the Company change its focus to video related products such as videophone, video surveillance and IPTV applications, the company will be facing tough competitions from strong competitors around the world.  While Wintech’s VDP is an advanced IP videophone solution and is supported by the marketing team of Texas Instrument, competitors may catch up quickly in this area.

Management of Growth.

The Company realizes that the DSP emulator and DSP development board market is limited. Therefore the Company has made great efforts in developing video related products. .    On Feb. 15, 2005, Texas Instruments (TI) and Wintech announced Wintech’s Videophone Development Platform (VDP). (Information and press coverage of VDP can be found by searching the keywords “Wintech VDP” on the Internet.)  With the help of TI, Wintech has been actively market VDP in US, China, Europe, Taiwan, Japan, and Korea.  The goal is to license our VDP hardware and software to companies who wishes to develop their own IP videophone.  The Company has developed a prototype of IP videophone and is working hard to release the final product before the end of the year.  The Company hopes to significantly increase its revenue and profit with the license of VDP solution and with the sales of its own videophone in worldwide market.  The Company has also signed license agreement with Microsoft and Texas Instruments on Windows Media 9 (WMT9) video codec and is ready to use WMT9 to develop video surveillance and IPTV applications.

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

                    CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2005 of Wintech Digital Systems Technology Corp.;

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

Nov. 20, 2005

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhan, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Nov. 20, 2005

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2005 of Wintech Digital Systems Technology Corp.;

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

Nov. 20,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Nov. 20,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer