Form 10QSB/A
period 2005-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2005-12-06
CIK 1113226

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

(Unaudited and not yet reviewed) and June 30, 2005(Audited)

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other information

The independent accountants have not completed on the review of 10Q-SB filed on November 21, 2005. The Company’s staff mistakenly believed the review was completed and mistakenly filed 10Q-SB on Nov. 21, 2005.  The company will file a 10Q-SB/A with reviewed financial statement as soon as the review is completed.

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

Dec. 5, 2005

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

Dec. 5, 2005

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

Dec.5,2005

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

Dec.5,2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer