Form 10QSB/A
period 2005-09-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2005-12-14
CIK 1113226

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

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of Sept  30, 2005

(Unaudited) and June 30, 2005(Audited)

ASSETS Note	As of Sept 30, 2005	As of June 30, 2005
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash and cash equivalents	$854,826	$976,601
Accounts receivable, trade, net of allowance	45,181	91,784
prepayments and other receivables	63,809	46,444
Inventories 3	284,679	223,678
Total Current Assets	1,248,495	1,338,507

Property and equipment	335,787	330,329
Accumulated depreciation	(209,745)	(202,533)
Total property and equipment	126,042	127,796

Total Assets	$1,374,537	$1,466,303

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable, trade	$48,690	$86,877
Accrued charges and other payables	473,757	460,559
Due to a director	3,709	3,709
Taxes other than income	483,779	489,377
Income taxes payable	76,933	76,933
Surcharge on taxes payable	200,742	200,614
Total Current Liabilities	1,287,610	1,318,069

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 15,702,100 shares issued and outstanding	15,702	15,702

Non-voting shares par value of US$0.001; 1,200,000 shares	1,200	1,200

Additional paid in capital	733,185	733,185

Accumulated deficit	(652,759)	(588,769)

Amounts due from related parties	(107,597)	(110,280)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	86,927	148,234
Total Liabilities and Stockholders' Equity	$1,374,537	$1,466,303

See notes to condensed consolidated financial statements

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended Sep. 30
	2005	2004
	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Goods	$217,689	$240,196

Cost of Goods	(61,916)	(85,758)
Gross Profit………………….	155,773	154,438
Expenses
Selling, general and administrative expenses………………………….	(231,710)	(162,798)
Loss from Operations……	(75,937)	(8,360)
Other Income	10,372	0
Interest income……………………	1,575	616
Total Other Income	11,947	616

Loss before income taxes……	(63,990)	(7,744)
Provisions for income tax………..	0	0
Net loss …………….	$(63,990)	$(7,744)
Basic Loss Per Share	(0.00)	(0.00)
Diluted Loss Per Share	(0.00)	(0.00)
Weighted Average Shares Outstanding	16,902,100	16,192,100

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended Sep 30
	2005	2004
	(Unaudited) USD	(Unaudited) USD
Cash Flows from Operating Activities
Net Loss	$(63,990)	$(7,744)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	7,212	7,003

Changes in working capital:
Decrease (Increase) in accounts receivable	46,603	(14,251)
Decrease in inventories	(61,001)	(19,620)
Decrease (Increase) in prepayments and other receivables	(17,365)	17,910
(Decrease) Increase in accounts payable	(38,187)	1,181
Increase in income taxes payable	0	28
(Decrease) Increase in taxes other than income	(5,598)	4,779
Increase in accrued charges and other payables	13,198	43,778
Increase in surcharge on taxes payable	128	0
Decrease in due to a director	0	(51,412)
Net Cash Used in Operating Activities	(119,000)	(18,348)

Cash Flows from Investing Activities
Due from related parties	2,683	0
Purchase of fixed assets	(5,458)	(2,145)
Net Cash Used in Investing Activities	(2,775)	(2,145)

Decrease in Cash and Cash Equivalents	(121,775)	(20,493)

Cash & Cash Equivalents at Beginning of Period	976,601	578,376

Cash & Cash Equivalents at End of Period	$854,826	$557,883

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of September 30, 2005 and for the three-month period ended September 30, 2005, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2005.

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

Note 2

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial position or results of operations.

Note 3.

Inventories

	As of Sep 30, 2005	As of June 30, 2005
	(Unaudited)	(Audited)
	USD	USD
Inventories comprise the following:

Raw materials	123,230	96,894
Work-in-progress	45,455	16,353
Finished goods	115,994	110,431

	284,679	223,678

Note 4

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

Three months ended September 30, 2005 compared to three months ended September 30, 2004

                                            Three Months ended

                September 30, 2005                      September 30, 2004

                     (Unaudited)                                 (Unaudited)

Net sales        $217,689                                   $240,196

The decrease in revenue was due to the decrease in the sales price of such products as TDS510USB、TDS560PCI and TDS560USB. TI (Texas Instrument) development tools sales also decreased. Increased competition caused a decrease in the number of units sold, and in the sales price.  But since the sales of new products with higher margin increased, and the unit cost of the older products reduced, the gross profit margin in this quarter increased to 72% from 64% in the same quarter last year.

Costs consist primarily of material purchases, salaries for engineers, costs of promotion, rental expenses, depreciation and other miscellaneous expenses.  The decrease in the cost of products was primarily attributable to the decrease in sales.  The significant increase in SG&A is due to the Company’s major R&D efforts in completing the consumers IP videophone.

Inventory increased by $61,001 compared with that as of June 30, 2005.  The increase of inventory is due to the decrease in sales in certain items and the increase in the stocking of materials to fill a customer IP videophone order.  Since the customer from Japan has paid a substantial deposit in June 2005 for their orders, inventory obsolescence is not an issue. Unfinished goods are mainly videophones that are still in production.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings.  There have been no material fluctuations in the standard seasonal variations of the Company's business.  The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Liquidity and Capital Resource.

As of September 30, 2005, cash and cash equivalents were $854,826 versus  $976,601 as of June 30, 2005.  The decrease in cash is mainly due to the increased development costs and the decrease in  sales.

Business Risks.

With the worldwide launch of Wintech’s VDP by Texas Instruments, Wintech has significantly changed its focus from  DSP (Digital Signal Processing) board and emulator development to video related products.  While Wintech’s VDP has been released and has attracted interested from some of the largest companies in the world,  there is no guarantee at all that any of these companies will actually license the VDP from Wintech. Therefore, there is no guarantee that the revenue of the Company will increase significantly.  To manage the risk, Wintech also started to work with its manufacturer partner to make its own videophones. Wintech plans to  manufacture its own videophones for customers.  Again, there is no guarantee that Wintech will be able to sell significant quantities of its own videophones.

Competition.

As the Company changes its focus to video related products such as videophone, video surveillance and IPTV applications, the company will be facing tough competition from strong competitors around the world.  While Wintech’s VDP is an advanced IP videophone solution and is supported by the marketing team of Texas Instrument, competitors may catch up quickly in this area.

Management of Growth.

The Company realizes that the DSP emulator and DSP development board market is limited. Therefore the Company has made great efforts in developing video related products.   On Feb. 15, 2005, Texas Instruments (TI) and Wintech announced Wintech’s Videophone Development Platform (VDP). (Information and press coverage of VDP can be found by searching the keywords “Wintech VDP” on the Internet.)  With the help of TI, Wintech has been actively marketing VDP in US, China, Europe, Taiwan, Japan, and Korea.  The goal is to license our VDP hardware and software to companies who wish to develop their own IP videophone.  The Company has developed a prototype of an IP videophone and is working hard to release the final product before the end of the year.  The Company hopes to significantly increase its revenue and profit with the license of its VDP solution and with the sales of its own videophones in worldwide markets.  The Company has also signed license agreement with Microsoft and Texas Instruments on Windows Media 9 (WMT9) video codec and is ready to use WMT9 to develop video surveillance and IPTV applications.

Critical Accounting Policies

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein.  Several of the estimates and assumptions we are required to make related to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions.  If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity.  We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.  Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.  However, the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

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

Dec. 14, 2005

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

Dec.14, 2005

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

Dec.14 ,2005

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

Dec.14, 2005

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer