Form 10QSB
period 2005-12-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2006-02-15
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended December 31, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of December 31, 2005

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

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of  Dec  31, 2005

(Unaudited) and June 30, 2005(Audited)

ASSETS Note	As of Dec 31, 2005	As of June 30, 2005
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash and cash equivalents	$9 38,406	$976,601
Accounts receivable, trade, net of allowance	63,137	91,784
Prepayments and other receivables	37,061	46,444
Inventories 3	375,397	223,678
Total Current Assets	1, 414,001	1,338,507

Property and equipment	340,368	330,329
Accumulated depreciation	(215,989)	(202,533)
Total property and equipment	124,379	127,796

Total Assets	$1,5 38,380	$1,466,303

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable, trade	$54,310	$86,877
Accrued charges and other payables	276,977	325,940
Deposits received in advance	134,619	134,619
Due to a director	3,709	3,709
Taxes other than income	485,817	489,377
Income taxes payable	76,933	76,933
Surcharge on taxes payable	200,863	200,614
Total Current Liabilities	1,233,228	1,318,069

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 15,702,100 shares issued and outstanding	15,702	15,702

Non-voting shares par value of $0.001; 1,200,000 shares	1,200	1,200

Additional paid in capital	733,185	733,185

Accumulated deficit	(424,454)	(588,769)

Amounts due from related parties	(1 17,677 )	(110,280)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	305,152	148,234
Total Liabilities and Stockholders' Equity	$1,5 38,380	$1,466,303

See notes to condensed consolidated financial statements

F-1

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended Dec. 31		For the Six Months Ended Dec. 31
	2005	2004	2005	2004
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of Products and Services	$565,542	$329,849	$783,231	$570,045

Cost of Products and Services	(90,413)	(104,921)	(152,329)	(190,679)
Gross Profit	475,129	224,928	630,902	379,366
Expenses
Selling, general and administrative expenses	(267,347)	(186,485)	(499,057)	(349,283)
Income from Operations	207,782	38,443	131,845	30,083
Other Income	19,527	21,318	29,895	21,318
Interest income	995	617	2,570	1,233
Total Other Income	20,522	21,935	32,469	22,551

Income before income taxes	228,304	60,378	164,314	52,634
Provision for income tax	0	0	0	0
Net Income	$228,304	$60,378	$164,314	$52,634
Basic Loss Per Share	0.014	0.004	0.01	0.003
Diluted Loss Per Share	0.014	0.004	0.01	0.003
Weighted Average Shares Outstanding	16,902,100	16,192,100	16,902,100	15,988,209

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended Dec. 31
	2005	2004
	(Unaudited) USD	(Unaudited) USD
Cash Flows from Operating Activities
Net Income	$164, 314	$52,634

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	13, 457	14,086

Changes in Operating Assets & Liabilities
Decrease (Increase) in accounts receivable	28,647	(12,439)
Increase in inventory	(151,719)	(2,893)
Decrease in other receivable	9,383	17,835
Increase in accounts payable	(32,567)	(9,415)
Decrease in income taxes payable	0	28
(Decrease) Increase in other taxes payable	(3,560)	9,161
(Decrease) Increase in accrued expenses	(48,963)	30,893
Increase in surcharge on taxes payable	249	0
Decrease in due to a director	0	(31,317)
Net Cash Provided by (U sed in ) Operating Activities	(20,759)	68,573

Cash Flows from Investing Activities
Due from related parties	(7,397)	(32,966)
Purchase of fixed assets	(10,039)	(4,548)
Net Cash Used in Investing Activities	(37,601)	(37,514)

Increase in Cash & Cash Equivalents	(58,360)	31,059

Cash & Cash Equivalents at Beginning of Period	976,601	578,376

Cash & Cash Equivalents at End of Period	$9 38,406	$609,435

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of December 31, 2005 and for the six-month period and three-month period ended December 31, 2005, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2005, the results of operations and cash flows for the interim period s presented have been made.  The results of operations for the interim period s are not necessarily indicative of the operating results for the full year.

Note 2

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial position or results of operations.

Note 3.

Inventories

	As of Dec. 31, 2005	As of June 30, 2005
	(Unaudited)	(Audited)
	USD	USD
Inventories comprise the following:
Raw materials	201,580	96,894
Work-in-progress	48,023	16,353
Finished goods	125,794	110,431

	375,397	223,678

Note 4

Contingencies

The Company had been paying the PRC VAT at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the PRC tax law.  The Company has made full tax provision in accordance with relevant tax law in the PRC, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the unpaid taxes.

Despite the fact the Company has made full provision of the taxes and related surcharge in the financial statements, the Company c ould potentially be liable for penalties ranging from 50% to 500% of the underpaid tax amounts.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months and six months ended December 31, 2005 compared to corresponding periods of last year.

	Three Months ended December 31,		Six Months ended December 31,
	2005	2004	2005	2004
	USD	USD	USD	USD

Net sales	565,542	329,849	783,231	570,045

The increase in revenue was mainly due to the recognition of a nonrecurring service income amount ing to US$199,199 during the three-month period ended December 31, 2005.  The service was related to the development of hardware and software and was completed in this quarter.  According to the nature of services, there is no guarantee that we will have similar income in the near future.  Sales of products is at the same level when compared with the same period last year.

Costs consist primarily of material purchases, salaries for engineers, costs of promotion, rental expenses, depreciation and other miscellaneous expenses.  The decrease in the cost of products was primarily attributable to the decrease in the production cost of each unit.  The significant increase in SG&A is due to the Company’s major R&D efforts in completing a consumer ’ s IP videophone.

Inventory increased by US$151,719 compared with that as of June 30, 2005.  The increase of inventory is due to the increase in the stocking of materials to fill a customer IP videophone order, a substantial deposit was received from the customer in June 2005.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings.  There have been no material fluctuations in the standard seasonal variations of the Company's business.  The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Liquidity and Capital Resource.

As of December 31, 2005, cash and cash equivalents were $9 38,406 versus $976,601 as of June 30, 2005.  The decrease in cash is mainly due to the increased development costs and the increase in inventories.

Business Risks.

With the worldwide launch of Wintech’s VDP by Texas Instruments, Wintech has significantly changed its focus from  DSP (Digital Signal Processing) board and emulator development to video related products.  While Wintech’s VDP has been released and has attracted interest from some of the large r companies in the world,  though there is no guarantee at all that any of these companies will actually license the VDP from Wintech. Therefore, there is no guarantee that the revenue of the Company will increase significantly.  To manage the risk, Wintech also started to work with its manufacturer partner to make its own videophones. Wintech plans to  manufacture its own videophones for customers.  Again, there is no guarantee that Wintech will be able to sell significant quantities of its own videophones.

Competition.

As the Company changes its focus to video related products such as videophone, video surveillance and Internet Protocol Television (“IPTV”) applications, the Company will be facing tough competition from strong competitors around the world. While Wintech’s VDP is an advanced IP videophone solution and is supported by the marketing team of Texas Instrument, competitors may catch up quickly in this area.

( Remarks: IPTV describes a system where a digital television service is delivered to subscribing consumers using the Internet Protocol over a broadband connection.)

Management of Growth.

The Company realizes that the DSP emulator and DSP development board market is limited. Therefore the Company has made great efforts in developing video related products.   On Feb. 15, 2005, Texas Instruments (TI) and Wintech announced Wintech’s Videophone Development Platform (VDP). (Information and press coverage of VDP can be found by searching the keywords “Wintech VDP” on the Internet.)  With the help of TI, Wintech has been actively marketing VDP in the U . S . , China, Europe, Taiwan, Japan, and Korea.  The goal is to license our VDP hardware and software to companies who wish to develop their own IP videophone.  The Company has developed a prototype of an IP videophone and is working hard to release the final product before the end of the year.  The Company hopes to significantly increase its revenue and profit with the license of its VDP solution and with the sales of its own videophones in worldwide markets.  The Company has also signed a license agreement with Microsoft and Texas Instruments on Windows Media 9 (WMT9) video codec and is ready to use WMT9 to develop video surveillance and IPTV applications.

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

B.

Plan of Operation

The Company believes that its cash reserve is sufficient for its operations for the next 12 months. However, the Company may need to raise funding in order to financ e the production of its IP videophones. Depending on the revenue from the sales and license of the video communication development platform, the Company may or may not need to raise funds for this effort.

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

PART II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

None.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

                    CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2005 of Wintech Digital Systems Technology Corp.;

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

Feb.14, 2006

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended December 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Feb.14, 2006

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2005 of Wintech Digital Systems Technology Corp.;

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

Feb.14, 2006

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended December 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Feb.14, 2006

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer