Form 10QSB
period 2006-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2006-05-15
CIK 1113226

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

EXCHANGE ACT OF 1934

                                        For the quarterly period ended March 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

 Indicate  the  number of shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of March 31, 2006

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

INDEX  TO  EXHIBITS

                          PART 1. FINANCIAL INFORMATION

                                        Item 1. Financial Statements.

                                Wintech Digital Systems Technology Corporation

                               Index To Unaudited Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheet	F-1 – F-2
Condensed Consolidated Statement of Operations	F-3
Condensed Consolidated Statement of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5 – F-6

Wintech Digital Systems Technology Corp.

Condensed Consolidated  Balance  Sheet as of  Mar  31, 2006

(Unaudited) and June 30, 2005(Audited)

ASSETS Note	As of Mar 31, 2006	As of June 30, 2005
	(Unaudited)	(Audited)
	USD	USD
Current Assets
Cash and cash equivalents	$827,560	$976,601
Accounts receivable, trade, net of allowance	52,749	91,784
Prepayments and other receivables	60,746	46,444
Inventories 3	406,732	223,678
Total Current Assets	1,347,787	1,338,507

Property and equipment	339,038	330,329
Accumulated depreciation	(215,687)	(202,533)
Total property and equipment	123,351	127,796

Total Assets	$1,471,138	$1,466,303

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities
Accounts payable, trade	$44,537	$86,877
Accrued charges and other payables	225,463	325,940
Deposits received in advance	134,619	134,619
Due to a director	3,709	3,709
Taxes other than income	461,120	489,377
Income taxes payable	95,153	76,933
Surcharge on taxes payable	200,866	200,614
Total Current Liabilities	1,165,467	1,318,069

Commitments and Contingencies	0	0

Stockholders' Equity Common stock, 200,000,000 shares authorized par value of $0.001; 15,702,100 shares issued and outstanding	15,702	15,702

Non-voting shares par value of $0.001; 1,200,000 shares	1,200	1,200

Additional paid in capital	733,185	733,185

Accumulated deficit	(417,646)	(588,769)

Amounts due from related parties	(123,966)	(110,280)

Statutory reserves	97,196	97,196

Net Stockholders' Equity	305,671	148,234
Total Liabilities and Stockholders' Equity	$1,471,138	$1,466,303

See notes to condensed consolidated financial statements

F-2

Wintech Digital Systems Technology Corp.

Condensed Consolidated Statement of Operations

	For the Three Months Ended Mar. 31		For the Nine Months Ended Mar.31
	2006	2005	2006	2005
	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD	(Unaudited) USD
Revenues Sales of products and services	$248,683	$220,896	$1,031,914	$790,941

Cost of products and services	(69,223)	(68,150)	(221,552)	(258,829)
Gross profit	179,460	152,746	810,362	532,112
Expenses
Selling, general and administrative expenses	(194,121)	(160,400)	(693,178)	(509,683)
Income from operations	(14,661)	-7,654	117,184	22,429
Other income	20,363	12,832	50,263	34,150
Interest income	1,106	535	3,676	1,768
Total other income	21,469	13,367	53,939	35,918

Income before income tax	6,808	5,713	171,123	58,347
Provision for income tax	0	0	0	0
Net income	$6,808	$5,713	$171,123	$58,347
Basic loss per share	0.0004	0.0003	0.001	0.0034
Diluted loss per share	0.0004	0.0003	0.001	0.0034
Weighted average shares outstanding	16,902,100	16,902,100	16,902,100	16,902,100

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Crop.

Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended Mar. 31
	2006	2005
	(Unaudited) USD	(Unaudited) USD
Cash flows from operating activities
Net income	$171,123	$58,347

Adjustments to reconcile net Income to net cash provided by (used in) operating activities:
Depreciation	13,154	20,784
Expenses not involving cash flows - compensation cost	-	9,831
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	39,035	(83,513)
Increase in inventory	(183,054)	(44,406)
(Increase) Decrease in other receivable	(14,302)	48,884
Increase in advances to suppliers	0	(35,894)
Decrease in accounts payable	(42,340)	(1,975)
Increase in income taxes payable	0	28
(Decrease) Increase in other taxes payable	(10,037)	6,712
(Decrease) Increase in accrued expenses	(100,477)	87,889
Increase in surcharge on taxes payable	252	0
Decrease in due to a director	0	(31,317)
Net cash provided by (used in) operating activities	(126,646)	35,370

Cash flows from investing activities
Due from related parties	(13,686)
Purchase of fixed assets	(8,709)	(9,453)
Net cash used in investing activities	(22,395)	(9,453)

(Decrease) Increase in cash and cash equivalents	(149,041)	25,917

Cash and cash equivalents at beginning of period	976,601	578,376

Cash and cash equivalents at end of period	$827,560	$604,293

See notes to condensed consolidated financial statements

F-3

Wintech Digital Systems Technology Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of March 31, 2006 and for the nine-month period and three-month period ended March 31, 2006, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended June 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006, the results of operations and cash flows for the interim periods presented have been made.  The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

Note 2

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial position or results of operations.

Note 3.

Inventories

	As of Mar. 31, 2006	As of June 30, 2005
	(Unaudited)	(Audited)
	USD	USD
Inventories comprise the following:
Raw materials	241,432	96,894
Work-in-progress	67,969	16,353
Finished goods	97,331	110,431

	406,732	223,678

Note 4

Contingencies

The Company had been paying the PRC VAT at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the PRC tax law.  The Company has made full tax provision in accordance with relevant tax law in the PRC, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the unpaid taxes.

Despite the fact the Company has made full provision of the taxes and related surcharge in the financial statements, the Company could potentially be liable for penalties ranging from 50% to 500% of the underpaid tax amounts.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.

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

A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months and nine months ended March 31, 2006 compared to corresponding periods of last year.

	Three Months Ended Mar. 31		Nine Months Ended Mar.31
	2006	2005	2006	2005
	USD	USD	USD	USD
Net sales	$248,683	$220,896	$1,031,914	$790,941

The increase in revenue was due to the increase in the sales. increase in oversea sales （$85758）as compare to the oversea sales（$13614.91）in the same period last year.  Costs consist primarily of material purchases, salaries for engineers, costs of promotion, rental expenses, depreciation and other miscellaneous expenses.  The increase in the cost of products was primarily attributable to the increase in the sales.  The significant increase in SG&A is due to the Company’s major R&D efforts in completing a consumer’s IP videophone. The production has started. The Company hopes to starts selling it soon.

Inventory increased by US$183,054 compared with that as of June 30, 2005.  The increase of inventory is due to the increase in the stocking of materials to fill a customer IP videophone orderSince customer specified new features, both side have agreed that Wintech will submit the modified design before June 30. The delivery date will be determined by customer later. A substantial deposit was received from the customer in June 2005.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings.  There have been no material fluctuations in the standard seasonal variations of the Company's business.  The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Liquidity and Capital Resource.

As of March 31, 2006, cash and cash equivalents were $827,560 versus $976,601 as of June 30, 2005.  The decrease in cash is mainly due to the increased development costs and the increase in inventories.

Business Risks.

With the worldwide launch of Wintech’s VDP by Texas Instruments, Wintech has significantly changed its focus from  DSP (Digital Signal Processing) board and emulator development to video related products.  While Wintech’s VDP has been released and has attracted interest from some of the larger companies in the world,  though there is no guarantee at all that any of these companies will actually license the VDP from Wintech. Therefore, there is no guarantee that the revenue of the Company will increase significantly.  To manage the risk, Wintech also started to work with its manufacturer partner to make its own videophones. Wintech plans to  make its own videophones for its customers,  includind the customer in Japan. Again, there is no guarantee that Wintech will be able to sell significant quantities of its own videophones.

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

Management of Growth.

The Company realizes that the DSP emulator and DSP development board market is limited. Therefore the Company has made great efforts in developing video related products.   On Feb. 15, 2005, Texas Instruments (TI) and Wintech announced Wintech’s Videophone Development Platform (VDP). (Information and press coverage of VDP can be found by searching the keywords “Wintech VDP” on the Internet.)  With the help of TI, Wintech has been actively marketing VDP in the U.S., China, Europe, Taiwan, Japan, and Korea.  The goal is to license our VDP hardware and software to companies who wish to develop their own IP videophone.  The Company has developed a prototype of an IP videophone and is working hard to release the final product before the end of the year.  The Company hopes to significantly increase its revenue and profit with the license of its VDP solution and with the sales of its own videophones in worldwide markets.  The Company has also signed a license agreement with Microsoft and Texas Instruments on Windows Media 9 (WMT9) video codec and is ready to use WMT9 to develop video surveillance and IPTV applications.

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

B.

Plan of Operation

The Company believes that its cash reserve is sufficient for its operations for the next 12 months. However, the Company may need to raise funding in order to finance the production of its IP videophones. Depending on the revenue from the sales and license of the video communication development platform, the Company may or may not need to raise funds for this effort.

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

                    CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2006 of Wintech Digital Systems Technology Corp.;

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

May 15, 2006

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May15, 2006

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2006 of Wintech Digital Systems Technology Corp.;

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

May.15, 2006

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May15, 2006

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer