Form 10KSB/A
period 2006-03-31
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2006-05-16
CIK 1113226

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

The increase in revenue was mainly due to the recognition of a nonrecurring service income amounting to US$199,999 during the three-month period ended December 31, 2005.  The service was related to the development of hardware and software and was completed in this quarter.  According to the nature of services, there is no guarantee that we will have similar income in the neare future.  In addition, there was an increase in oversea sales （US$85,758）as compare to the oversea sales（US$13,615）in the same period last year.  Costs consist primarily of material purchases, salaries for engineers, costs of promotion, rental expenses, depreciation and other miscellaneous expenses.  The increase in the cost of products was primarily attributable to the increase in the sales.  The significant increase in SG&A is due to the Company’s major R&D efforts in completing a consumer’s IP videophone. The production has started. The Company hopes to start selling it soon.

Inventory increased by US$183,054 compared with that as of June 30, 2005.  The increase of inventory is due to the increase in the stocking of materials to fill a customer IP videophone orderSince customer specified new features, both sides have agreed that Wintech will submit the modified design before June 30. The delivery date will be determined by customer later. A substantial deposit was received from the customer in June 2005.

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