Form 10KSB
period 2006-06-30
WINTECH DIGITAL SYSTEM TECHNOLOGY CORP
filed 2006-11-03
CIK 1113226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                    FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended June 30, 2006

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

                                             Common                                                       None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 31, 2006, was approximately $1,503,041

The number of shares held by non-affiliates of registrant’s Common Stock outstanding on August 31, 2006, was 5,182,900.

The number of shares of Registrant's Common Stock outstanding on August 31, 2006, was 15,702,100.

The Registrant's total revenues for the year ended June 30, 2006 were $1,509,296.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. Exhibits

Item 14.       Controls and Procedures.............

Item 15.       Principal Accountant Fees and Services.....

SIGNATURES

INDEX TO EXHIBITS

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

On July 25, 2000, Beijing Wintech Technology Co. LTD (“Beijing Wintech”) was acquired by Temple Summit Financial Projects, Inc. (“Temple”) for an aggregate of 12,000,000 shares of common stock.  Prior to the acquisition on July 24, 2000 a reverse split of 200 for 1 was conducted and brought the then current outstanding shares of 138,096,863 to 690,500. (including 16 extra shares which were issued since shareholders owned less than 200 shares before reverse split each automatically received 1 share during the reverse split.) As a result of the acquisition, all officers and directors of Temple resigned and Mr. Yonghong Dong was appointed as the new President and Chairman. The transaction was accounted for as a reverse acquisition. Temple had previously filed a form 10-SB pursuant to the Securities Exchange Act of 1934, as amended, and became a fully reporting publicly traded Company. On August 1, 2000 Temple changed its name to its current name of Wintech Digital Systems Technology Corporation (the “Company”, or “Wintech”, or “Group”) under which it continues to report in accordance with the Securities Exchange Act of 1934, as amended.

Business of Issuer

Wintech’s business is developing and marketing Digital Signal Processing (“DSP”) related products. DSP technology is widely used in the fields of networking, telecommunication, and digital appliances.  DSP is the core technology in the digital age. Just like a CPU is the brain of a computer and controls the operation of the computer, a DSP chip is the brain to many devices, including networking equipments, telecommunication equipments, and many industrial control devices. As a third party partner of Texas Instruments (“TI”), using TI DSP chips,  Wintech has developed a whole series of DSP development systems, including both hardware and software. Wintech is also a provider of DSP emulators and evaluation boards, which are important tools for DSP development. In particular, Wintech has developed new generation IP videophone solution that provides better quality with less demand on network speed. Besides the VDP (Videophone Development Platform)that Wintech developed (see   www.ti.com/vdp), Wintech is currently working on a more powerful version, called VDP II, that is based on TI’s new DaVinci™ technology (DaVinci is a new chip that combines both DSP and CPU in one single ship).  . Currently Wintech is working towards the release of its first commercial IP videophone. Wintech is also developing high-end IP videophones for several potential large customers.

Wintech faces competition in DSP development system business. There are several US and European companies that have been in the DSP emulator and development board market for many years. They have well-established product lines and distribution channels.  Two of the competitors control majority of the international market. Mainly relying on low price strategy, Wintech is gradually making its name known in the international market. So far it had made sales in US, Korea, Japan, Brazil, Greece, Israel, England, German Canada, India, Turkey..

Information regarding Wintech, including product and service information, can be found at http://www.wintechdigital.com/.

As of August 31, 2006, the Company has 71 full time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

The company currently leases office spaces located at: 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085 and space for research.

ITEM 3.

LEGAL PROCEEDINGS

The Company is presently not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended on June 30, 2006, there were no matters submitted to a vote of the Company's shareholders.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during the fiscal year ended June 30, 2006.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

Quarter

HIGH

LOW

      September 30, 2005

$0.30

$0.21

      December 31, 2005

$0.25

$0.25

      March 31, 2006

$0.15

$0.15

      June 30, 2006

$0.12

$0.12

Shareholders

There were approximately 305 record holders of Common Stock as of June 30, 2006, holding a total of 15,702,100 outstanding shares of Common Stock..

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Wintech presently has executive office at: 2nd Floor, Caihong Building, 11 Xinxi Road, Shangdi, Haidian District, Beijing, China 100085

Events That Took Place Subsequent to Year Ended June 30, 2006.

N/A.

Results of Operations

For the year  ended June 30, 2006:

Total revenue for the year ended June 30, 2006 and 2005 was $1,509,296 and $1,248,775 respectively. All the revenue comes from the operation of Wintech’s wholly owned subsidiary, Wintech Digital Systems (Beijing), Ltd. and Wintech Xing-ye Technology Development Company Limited, Wintech Digital Systems Technology Corporation and Beijing Wintech Science and Technology Development Corporation.  The increase in revenue was mainly due to the recognition of a nonrecurring service income amounting to US$209,980, and the increase in the sales of products, including the new Videophone Development Platform (VDP) and DaVinci Development Board (DVC).  Including the nonrecurring service income, gross profit for the year ended June 30, 2006, increased to $1,096,515 compared to $878,194 in fiscal year 2005. The increase in gross profit was the result of the increase in sales, especially in sales of high profit margin items such as 560USB, DM642, VDP and DVC.

Inventories increased from $223,678 as of June 30, 2005 to $367,171 as of June 30, 2006, the increase of inventory is due to the increase in raw materials for an IP videophone order.  Since customer specified new features, both sides have agreed that Wintech will submit the modified design before November 30, 2006. The delivery date will be determined by customer later. A substantial deposit was received from the customer in June 2005.

Selling, general and administrative expenses for the year ended June 30, 2006, increased to $1,009,706, compared to $752,854 in fiscal year 2005.  The main reason for the increase was due to higher development cost and salary increase.  The increase in the cost of products was due to the increase in the sales.

The Company had been paying the PRC VAT at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the PRC tax law.  The Company has made full tax provision in accordance with relevant tax law in the PRC.  During the year, the Company had also provided US$58,149 on the surcharge that may be levied on the Company at a daily rate of 0.05% of the unpaid taxes.  As a result, the taxes other than income (including VAT) and surcharge on taxes payable were US$486,096 and US$282,900 respectively as of June 30, 2006.

As a result of increased gross profit and decreased surcharge on taxes, the Group’s net income increased to $86,718 in the year ended June 30, 2006, as compared to a net loss of $95,744 in the year ended June 30, 2005.

The Group's capital resources were mainly generated from operating activities.

As of June 30, 2006, the Group had $863,405 cash and bank balances. Accounts receivable were $123,608. Inventories were $367,171.  Management believes that the Group's current cash on hand is sufficient to settle liabilities and obligations and to meet the Group's working capital needs for the next 12 months.

Competition

Wintech faces competition in videophone related products as well as in DSP development system business.  While Wintech is developing the new DaVinci based videophone and other video applications, other companies are entering the same market.

As for emulator market, no other Chinese company has the new generation 560 class emulator.  Wintech believes that, as one of the first few companies in the world to release the XDS560 class emulators, it has the technology lead.  Wintech is also one of the three companies in the world that has USB based XDS560 class emulators. However, Wintech does face much more competitions on older XDS510 class emulators, both in the International market and in China.

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

For the period ended June 30, 2006

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

Consolidated Statements of Stockholders' Equity                                                 F-4

Consolidated Statements of Cash Flows                                                                F-5

Notes to Consolidated Financial Statements                                                        F-6 to F-14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Wintech Digital System Technology Corporation

We have audited the accompanying consolidated balance sheet of Wintech Digital System Technology Corporation and its subsidiaries as of June 30, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintech Digital System Technology Corporation and its subsidiaries as of June 30, 2006 and the consolidated results of their operations and their cash flows for the years ended June 30, 2006 and 2005 in conformity with generally accepted accounting principles in the United States.

Moores  Rowland  Mazars

Chartered Accountants

Certified Public Accountants

Hong Kong

Date: November 2, 2006

Wintech Digital System Technology Corporation

Consolidated Statements of Operations

Years ended June 30, 2006 and 2005

		For the year ended June 30,
		2006	2005
	Note	US$	US$

Operating revenue
Sales of goods	3	1,292,751	1,248,775
Service income		209,980	-

		1,502,731	1,248,775
Cost of sales
Sales of goods		(406,216)	(370,581)

Gross profit		1,096,515	878,194

Operating expenses
Depreciation		(38,135)	(51,743)
Handling and shipping costs		(3,027)	(3,954)
Selling, general and administrative expenses		(1,009,706)	(752,854)
Surcharge on taxes		(58,149)	(200,614)

Loss from operations		(12,502)	(130,971)

Non-operating income
Interest income		4,577	34,062
Sundry income		94,643	1,165

Income (Loss) before income taxes		86,718	(95,744)

Provision for income taxes	4	-	-

Net income (loss)		86,718	(95,744)

Numerator:
Net income (loss) used in computing basic earnings (loss) per share of common stock		86,718	(95,744)

Denominator:
Weighted average number of shares used in calculating basic earnings (loss) per share of common stock		16,902,100	16,479,990

Earnings per share:	3
Basic		0.005	(0.006)

Diluted		0.005	(0.006)

The accompanying notes are an integral part of these financial statements.

Wintech Digital System Technology Corporation

Consolidated Balance Sheet

As of June 30, 2006

		As of
		June 30, 2006
ASSETS	Note	US$

Current assets
Cash and cash equivalents		863,405
Accounts receivable, trade		123,608
Prepayments and other receivables		21,024
Inventories	5	367,171

Total current assets		1,375,208

Property and equipment, net	6	138,068

Total assets		1,513,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable, trade		35,048
Accrued charges and other payables		420,848
Income tax payable		65,618
Taxes other than income tax		492,661
Surcharge on taxes payable	10(b)	282,900

Total current liabilities		1,297,075

COMMITMENTS AND CONTINGENCIES	10

Stockholders’ equity
Common stock, US$0.001 par value
Authorized 200,000,000 shares
Issued and outstanding: 15,702,100 shares as of June 30, 2006		15,702
Non-voting shares:
1,200,000 shares as of June 30, 2006		1,200
Additional paid-in capital		733,185
Due from directors	7(b)(ii)	(129,031)
Accumulated losses		(502,051)
Statutory reserves	8	97,196

Total stockholders’ equity		216,201

Total liabilities and stockholders’ equity		1,513,276

Wintech Digital System Technology Corporation

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2006 and 2005

	Common stock
	Issued and outstanding		Non-voting shares
	No. of shares	Par value	No. of shares	Par value	Additional paid-in capital	Due from directors	Accumulated losses	Statutory reserves	Total
		US$		US$	US$	US$	US$	US$	US$

Balance as of July 1, 2004	14,992,100	14,992	1,200,000	1,200	724,064	(120,239)	(493,025)	97,196	224,188

Net loss for the year	-	-	-	-	-	-	(95,744)	-	(95,744)

Decrease in amounts due from directors	-	-	-	-	-	9,959	-	-	9,959

Issuance of shares	710,000	710	-	-	9,121	-	-	-	9,831

Balance as of June 30, 2005	15,702,100	15,702	1,200,000	1,200	733,185	(110,280)	(588,769)	97,196	148,234

Net income for the year	-	-	-	-	-	-	86,718	-	86,718

Increase in amounts due from directors	-	-	-	-	-	(18,751)	-	-	(18,751)

Balance as of June 30, 2006	15,702,100	15,702	1,200,000	1,200	733,185	(129,031)	(502,051)	97,196	216,201

Wintech Digital System Technology Corporation

Consolidated Statements of Cash Flows

Years ended June 30, 2006 and 2005

	For the year ended June 30,
	2006	2005
	US$	US$
Cash flows (used in) provided by operating activities:
Net income (loss)	86,718	(95,744)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,135	51,743
Impairment of long-lived assets	2,896	-
Written back of provision for doubtful debts	(6,678)	-
Provision for slow moving and obsolete inventories	17,177	-
Compensation cost not involving cash flows	-	9,831
Changes in working capital:
Accounts receivable, trade	39,507	(53,251)
Prepayments and other receivables	39,781	46,095
Inventories	(163,566)	35,682
Accounts payable, trade	(51,829)	53,668
Accrued charges and other payable	(39,711)	254,877
Income tax	(11,315)	11,273
Taxes other than income tax	(3,284)	26,540
Surcharge on taxes payable	82,286	200,614

Net cash (used in) provided by operating activities	(42,329)	541,328

Cash flows used in investing activities:
Due from related parties	(18,751)	9,959
Purchases of property and equipment	(48,407)	(75,454)

Net cash used in investing activities	(67,158)	(65,495)

Net cash used in financing activities:
Due to a related party	(3,709)	(77,608)

Net (decrease) increase in cash and cash equivalents	(113,196)	398,225
Cash and cash equivalents at beginning of year	976,601	578,376

Cash and cash equivalents at end of year	863,405	976,601

Non-cash operating activities
Issuance of shares for services	-	9,831

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Texas on April 22, 1992.  On July 25, 2000, Beijing Wintech Science and Technology Development Corporation (“Wintech Technology”) was acquired by the Company in exchange for an aggregate of 12,000,000 shares of common stock and became a wholly-owned subsidiary of the Company. Wintech Technology was principally engaged in developing Digital Signal Processing ("DSP") solutions for network, telecommunication and general-purpose platforms.  Wintech Technology manufactures and sells DPS products; and related materials, as well as providing consulting services.  Wintech Technology has ceased business since January 2006.

On February 28, 2003, Beijing Wintech Xing-Ye Technology Development Company Limited (“Xing-Ye”) was established in the PRC, with Wintech Technology owning a 60% interest.  The registered capital is RMB500,000 (US$60,403) and has been fully paid-up.  Pursuant to share transfer agreements dated March 20, 2003, all interests in Xing-Ye held by the minority interests were transferred to Wintech Technology at cost.  Since then, Xing-Ye became a wholly-owned subsidiary.  Xing-Ye has ceased business since October 2005.

On January 5, 2005, a wholly owned subsidiary, Wintech Digital System (Beijing) Company Limited (“Wintech Digital”), was established in the PRC.  The registered capital is US$200,000 and has been fully paid up.  Wintech Digital is also principally engaged in developing DSP solutions for network, telecommunication and general-purpose platforms.  Wintech Digital manufactures and sells DPS products; and related materials, as well as providing consulting services.  Wintech Digital also operates a branch which engages in same business in Shanghai, the PRC.

Wenting Technology Company Limited (“Wenting”) was established in Hong Kong.  Wenting has not commenced its business since establishment, the share capital is US$1,282.

2.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  The measurement basis used in the preparation of the financial statements is historical cost.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial information of the Company and its subsidiaries (collectively referred to as the “Group”).  The results of subsidiaries acquired and disposed of during the year are consolidated from or up to the date of their effective date of acquisition or disposal respectively.

All material intercompany balances and transactions have been eliminated on consolidation.

Revenue recognition

Net sales represent the invoiced value of goods, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue and service revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable.

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity operates.

Provision for income taxes and other related taxes for the year ended June 30, 2006 and 2005 has been made in accordance with the tax rates and laws in effect in the PRC, the Group’s principal place of operation.

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

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

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

Inventories

Inventories are stated at the lower of cost or market price.  Cost, which comprises all costs of purchase and, where applicable, other costs that has been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average method.  Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregular and slow moving inventory.  The Company estimates the loss / write-down on the basis of its assessment of the inventory’s net realizable value based upon current market conditions and historical experience.

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

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectable amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of US$166,031 as of June 30, 2006.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

New accounting pronouncements

The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.

The adoption of this pronouncement may impact the Company’s results of operations or financial position and the management is conducting a detailed assessment.

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

4.

PROVISION FOR INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which it operates.  Income tax has not been provided as the Company incurred a loss for taxation purposes for the year. Wintech Technology, Xing-Ye and Wintech Digital, which are incorporated and carrying on business in the PRC, and also qualify as high-tech enterprises, are eligible to certain tax holidays and concessions.  They are entitled to a concessionary tax rate of 15%.  Xing-Ye was exempted from enterprises income tax through  December 31, 2004.  Wintech Digital is exempted from enterprise income tax until December 31, 2006 and is subject to 50% reduction for the subsequent 3 years.

The reconciliation of the PRC statutory income tax rate to the effective income tax rate based on income stated in the statements of operations is as follows:

	For the year ended June 30,
	2006	2005
	%	%

Statutory rate	15.0	(15.0)

Non-deductible activities	17.9	69.5
Net effect on unprovided deferred tax	(0.2)	(10.2)
Valuation allowance	17.1	20.6
Tax exempt revenue	(49.8)	(49.4)
Utilization of tax losses previously not recognized	-	(15.5)

Effective tax rate	-	-

As of June 30, 2006, the Company and its subsidiaries had net operating loss carryforwards of US$212,253 for income tax reporting purposes that might be offset against future taxable income.  No tax benefit has been reported in the financial statements, because the management believes that it is more likely than not that the tax benefits of the carryforwards will not be realized.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

5.

INVENTORIES

As of June 30, 2006
US$
Inventories comprise the following:

Raw materials	151,069
Work-in-progress	74,837
Finished goods	141,265

367,171

6.

PROPERTY AND EQUIPMENT, NET

As of June 30, 2006
US$
Cost
Computer equipment and software	256,338
Furniture and fixtures	42,668
Motor vehicles	82,868

381,874
Accumulated depreciation	(243,806)

Property and equipment, net	138,068

7.

RELATED PARTY TRANSACTIONS

(a)

Names and relationship of related parties

Name

Existing relationship with the Company

Yonghong Dong

A director of the Company

Mingrong Li

A director of the Company

Mingjuan Tan

A director of the Company

Changjiang Deng

A director of the Company

Xiaomin Chen

A director of the Company

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

7.

RELATED PARTY TRANSACTIONS (CONTINUED)

(b)

Related party transactions

(i)

The balance included an amount of US$162,003 advanced to Mingjuan Tan and Yonghong Dong for the daily operations of the Company.

(ii)

Due from directors

As of June 30 2006
US$

Mingjuan Tan	96,700
Mingrong Li	24,135
Yonghong Dong	8,196

129,031

The amounts due are unsecured, interest-free and not expected to be repaid in the next twelve months.

(iii)

Directors’ remuneration

	For the year ended June 30,
	2006	2005
	US$	US$

Yonghong Dong	16,118	20,272
Mingjuan Tan	13,585	4,988
Mingrong Li	18,247	19,770
Changjiang Deng	14,481	15,930
Xiaomin Chen	15,205	14,481

8.

STATUTORY RESERVES

The statutory reserves are maintained in accordance with the legal requirements in the PRC.

Pursuant to the Articles of Association of the PRC subsidiaries, the percentage of appropriations to the reserve fund represents 10% of net income of the subsidiaries and the board of directors determines the percentage of appropriations to the staff welfare and bonus fund from the range of 5% to 10% of net income of the subsidiaries.

The reserve fund can be used to make good losses in previous years. The staff welfare and bonus fund, which is to be used for the welfare of the staff and workers, is of a capital nature.

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

9.

RETIREMENT BENEFITS AND OTHER EMPLOYMENT BENEFITS

The employees of the PRC subsidiaries are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan.  The PRC government is responsible for the benefits liability to these retired employees.  The subsidiary is required to make contributions to the state retirement plan at 20% (2005: 20%) of the monthly basic salaries of the current employees.

In addition, the PRC subsidiaries are required by law to contribute 14% and 1.5% of basic salaries of the PRC employees to a staff welfare fund and education fund respectively.  The total contributions for the years ended June 30, 2006 and 2005 were US$27,060 and US$33,092 respectively.

10.

COMMITMENTS UNDER OPERATING LEASES AND CONTINGENCIES

(a)

Commitments under operating leases

The Company had outstanding commitments not provided for under non-cancellable operating leases, which are as follows:

As of June 30, 2006
US$
Financial year:
Year ending June 30, 2007	33,681
Year ending June 30, 2008	21,405

Total lease expense for the years ended June 30, 2006 and 2005 was US$95,101 and US$102,006 respectively.

(b)

Contingencies

The PRC subsidiaries had been paying the PRC VAT on a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the PRC tax law.  The Company has made full tax provision in accordance with relevant tax law in the PRC, together with a surcharge that would be levied on the PRC subsidiaries at a daily rate of 0.05% of the unpaid taxes.

Despite the fact the PRC subsidiaries have made full provision of the taxes and related surcharge in the financial statements, the PRC subsidiaries would potentially be liable to penalties ranging from 50% to 500% of the underpaid tax amounts.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

11.

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

(a)

 Political risk

Currently the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC.  The relevant PRC rules allow a Chinese corporation be owned by a United States corporation.  If the laws or regulations were changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

Wintech Digital System Technology Corporation

Notes to the Financial Statements

Years ended June 30, 2006 and 2005

12.

FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash investments and accounts receivable.

The Group places its cash investments with various financial institutions in the PRC.  The management believes that no significant credit risk exists as these investments are placed principally with government-owned financial institutions in the PRC.

The business activities and accounts receivable are principally with customers in PRC.  Management believes that no significant credit risk exists after the provision for doubtful debts.  No single customer accounted for greater than 10% of total revenue in the each year.

The fair values of all of the financial instruments approximate their carrying values.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name

Age

Position(s) and Office(s)

Yonghong Dong

39

President, Chairman of the Board & Director

Mingrong Li

39

            Treasurer, & Director

Mingjuan Tan

38               Secretary, & Director

Xiaomin Chen

52

            Director

Changjiang Deng

      48                Director

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended June 30, 2006,was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

SUMMARY COMPENSATION TABLE

                                            SUMMARY COMPENSATION TABLE

                                     Annual Compensation  Awards       Long Term     Compensation

Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI     Other

                                                           Annual       Stock         SARs (#)       Payout

                                                            Comp.       Awards

----------------------------------------------------------------------------------------------------------

Yonghong Dong,

              2006     16,118      -0-         93,000          -0-           -0-         -0-       -0-

President

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the stock ownership as of June 30, 2006, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 15,702,100 shares of Common Stock issued on June 30,2006.

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

                                      2006

                 2005

                              --------------------       -------------------

                              Amount       Percent        Amount       Percent

                              ------       -------        ------       -------

Audit Fees                   $33,500          100%        $21,000          100%

Audit-Related Fees                 0           0                        0           0

Tax Fees                                 0           0                        0           0

All Other Fees

                  0            0                        0           0

Total Fees                   $33,500          100%        $21,000         100%

                         CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jianpeng Zhang, Chief Financial Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this annual report on Form 10-KSB for the year ended June 30, 2006 of Wintech Digital Systems Technology Corp.;

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

November 2 , 2006

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the annual Report of the  company on Form 10-KSB for the year ended June 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

November 2 ,2006

/s/ Jianpeng Zhang

--------------------------------------------

Jianpeng Zhang, Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Yonghong Dong, Chief Executive Officer of Wintech Digital Systems Technology Corp., certify that:

1.   I have reviewed this annual report on Form 10-KSB for the year ended June 30, 2006 of Wintech Digital Systems Technology Corp.;

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

November 2, 2006

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the  Chief Executive Officer of Wintech Digital Systems Technology Corp., that, to his knowledge, the annual Report of the  company on Form 10-KSB for the year ended June 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

November 2, ,2006

/s/ Yonghong Dong

--------------------------------------------

Yonghong Dong, Chief Executive Officer